Form 10-Q
period 2021-06-30
26 Capital Acquisition Corp.
filed 2021-08-16
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

26 CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85- 2695910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

OfficeEdge Miami 701 Brickell Avenue Suite 1550 Miami, Florida 33131
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

As of August 16, 2021, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Condensed Financial Statements

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$679,925	$174,193
Prepaid expenses	365,054	-
Deferred offering costs	-	125,550
Total current assets	1,044,979	299,743
Marketable securities held in Trust Account	275,007,349	-
Total Assets	$276,052,328	$299,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$137,096	$761
Promissory note - related party	-	275,000
Total current liabilities	137,096	275,761
Warrant liability	27,779,568	-
Deferred underwriting discount	9,625,000	-
Total liabilities	37,541,664	275,761

Commitments
Class A common stock subject to possible redemption, 23,351,066 shares and 0 shares at redemption value, respectively	233,510,660	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,148,934 shares and 0 shares issued and outstanding (excluding 23,351,066 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	415	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares and 6,900,000 (1) shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	688	690
Additional paid-in capital	8,939,025	24,310
Accumulated deficit	(3,940,124)	(1,018)
Total Stockholders’ Equity	5,000,004	23,982

Total Liabilities and Stockholders’ Equity	$276,052,328	$299,743

(1)	Included up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$361,839	$620,074
Loss from operations	(361,839)	(620,074)

Other income (expense)
Warrant issuance costs	-	(1,021,001)
Loss on sale of private placement warrants	-	(2,422,739)
Unrealized (loss) gain on change in fair value of warrants	(5,371,489)	117,359
Trust interest income	4,180	7,349
Total other income (expense)	(5,367,309)	(3,319,032)

Net Loss	$(5,729,148)	$(3,939,106)

Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Weighted average shares outstanding of Class B common stock	6,875,000	6,877,624
Basic and diluted net loss per share, Class B common stock	$(0.83)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(1,018)	$23,982
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of public warrants	27,500,000	2,750	-	-	242,423,038	-	242,425,788
Forfeiture of 25,000 shares by initial stockholders	-	-	(25,000)	(2)	2	-	-
Class A common stock subject to possible redemption	(23,923,981)	(2,392)	-	-	(239,237,418)	-	(239,239,810)
Net income	-	-	-	-	-	1,790,042	1,790,042
Balance as of March 31, 2021	3,576,019	$358	6,875,000	$688	$3,209,932	$1,789,024	$5,000,002
Class A common stock subject to possible redemption	572,915	57	-	-	5,729,093	-	5,729,150
Net loss	-	-	-	-	-	(5,729,148)	(5,729,148)
Balance as of June 30, 2021	4,148,934	$415	6,875,000	$688	$8,939,025	$(3,940,124)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net loss	$(3,939,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,349)
Unrealized gain on change in fair value of warrants	(117,359)
Warrant issuance costs	1,021,001
Loss on sale of private placement warrants	2,422,739
Changes in current assets and current liabilities:
Prepaid expenses	(365,054)
Accounts payable	261,885
Net cash used in operating activities	(723,243)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	269,500,000
Proceeds from private placement	7,500,000
Repayment of promissory note to related party	(275,000)
Payments of offering costs	(496,025)
Net cash provided by financing activities	276,228,975

Net change in cash	505,732
Cash, beginning of the period	174,193
Cash, end of the period	$679,925

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$234,005,970
Change in value of Class A common stock subject to possible redemption	$(495,310)
Deferred underwriting commissions charged to additional paid-in capital	$9,625,000
Initial classification of warrant liability	$25,474,188
Forfeiture of 25,000 shares by initial stockholders	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is 26 Capital Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 14, 2021 (the “Effective Date”). On January 20, 2021, the Company consummated the IPO of 27,500,000 units (including 3,500,000 units subject to the underwriters’ over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000, which is discussed in Note 3.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.9 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5). The promissory note from the Sponsor was paid in full as of January 20, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K, the final prospectus, and the Form 10-Q, filed by the Company with the SEC on January 26, 2021, January 19, 2021, and May 17, 2021, respectively.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account held $275,007,349 in treasury funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The fair value of Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 21,250,000 of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.”  The Company’s unaudited condensed statement of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (totaling $4,180 and $7,349 for the three and six months ended June 30, 2021) by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis at June 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

Note 3 — Initial Public Offering

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of June 30, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. As of June 30, 2021, there were no remaining amounts outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company has recorded $30,000 and $56,452 for the three and six months ended June 30, 2021.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,007,349	$275,007,349	$-	$-
Liabilities:
Warrant Liability	$27,779,568	$14,987,500	$-	$12,792,068

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the six months ended June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of June 30, 2021, the aggregate value of Public Warrants was $14,987,500.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at initial measurement:

Input	January 20, 2021 (Initial Measurement)
Expected term (years)	5.58
Expected volatility	24.4%
Risk-free interest rate	0.54%
Fair value of the common stock price	$9.23

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	5.37
Expected volatility	26.8%
Risk-free interest rate	0.93%
Fair value of the common stock price	$9.71

The following table sets forth a summary of the changes in the fair value of the warrant liability for the six months ended June 30, 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the unaudited condensed statement of operations for the six months ended June 30, 2021	2,869,329	(2,986,688)	(117,359)
Fair value as of June 30, 2021	$12,792,068	$14,987,500	$27,779,568

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 4,148,934 and 0 shares of Class A common stock issued and outstanding, excluding 23,351,066 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 30, 2021 and December 31, 2020, there were 6,875,000 and 6,900,000 Class B common shares issued and outstanding, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $5,729,148 which was comprised of operating costs of $361,839, unrealized loss on change in fair value of warrants of $5,371,489, and interest income of $4,180 from marketable securities held in our Trust Account.

For the six months ended June 30, 2021, we had a net loss of $3,939,106 which was comprised of operating costs of $620,074, loss on sale of private placement warrants of $2,422,739, warrant issuance costs of $1,021,001, unrealized gain on change in fair value of warrants of $117,359, and interest income of $7,349 from marketable securities held in our Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.7 million in our operating bank account, and working capital of approximately $0.9 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Net Income (Loss) Per Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 21,250,000 of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.”  The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (totaling $4,180 and $7,349 for the three and six months ended June 30, 2021) by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

[Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.]

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 14, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (2)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated January 14, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers, its directors and 26 Capital Holdings LLC., as sponsor of the company (the “Sponsor”). (2)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company and certain securityholders (2)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and the Sponsor (2)
10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (2)
10.6	Form of Indemnification Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.202107262
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on December 23, 2020, as amended.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 26, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

26 CAPITAL ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)