Form 10-Q
period 2021-09-30
26 Capital Acquisition Corp.
filed 2021-11-15
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$311,463	$174,193
Prepaid expenses	305,507	-
Deferred offering costs	-	125,550
Total current assets	616,970	299,743
Investments held in Trust Account	275,011,574	-
Total Assets	$275,628,544	$299,743

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$272,662	$761
Due to related party	10,000	-
Promissory note - related party	-	275,000
Total current liabilities	282,662	275,761
Warrant liability	19,297,023	-
Deferred underwriting discount	9,625,000	-
Total liabilities	29,204,685	275,761

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,500,000 shares and 0 shares at redemption value, respectively	275,000,000	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding (excluding 27,500,000 shares and 0 shares at redemption value of $10.00) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares and 6,900,000 (1) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	688	690
Additional paid-in capital	-	24,310
Accumulated deficit	(28,576,829)	(1,018)
Total Stockholders’ (Deficit) Equity	(28,576,141)	23,982

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$275,628,544	$299,743

(1)	Included up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 6)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 24, 2020 (Inception) through September 30, 2020
Formation and operating costs	$573,575	$1,193,649	$761
Loss from operations	(573,575)	(1,193,649)	(761)

Other income (expense)
Offering expenses related to warrant issuance	-	(1,021,001)	-
Loss on sale of private placement warrants	-	(2,422,739)	-
Unrealized gain on change in fair value of warrants	8,482,545	8,599,904	-
Trust interest income	4,225	11,574	-
Total other income (expense)	8,486,770	5,167,738	-

Net Income (Loss)	$7,913,195	$3,974,089	$(761)

Weighted average shares outstanding, basic and diluted - Class A common stock	27,500,000	25,680,147	-
Basic and diluted net income per share - Class A common stock	$0.23	$0.12	$-

Weighted average shares outstanding, basic and diluted - Class B common stock	6,875,000	6,814,103	6,000,000
Basic and diluted net income (loss) per common share – Class B common stock	$0.23	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder ’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020 (audited)	-	$-	6,900,000	$690	$24,310	$(1,018)	$23,982
Forfeiture of 25,000 shares by initial stockholders	-	-	(25,000)	(2)	2	-	-
Accretion for Class A common stock to redemption amount	-	-	-	-	(24,312)	(32,549,900)	(32,574,212)
Net income	-	-	-	-	-	1,790,042	1,790,042
Balance as of March 31, 2021	-	$-	6,875,000	$688	$-	$(30,760,876)	$(30,760,188)
Net loss	-	-	-	-	-	(5,729,148)	(5,729,148)
Balance as of June 30, 2021	-	$-	6,875,000	$688	$-	$(36,490,024)	$(36,489,336)
Net income	-	-	-	-	-	7,913,195	7,913,195
Balance as of September 30, 2021	-	$-	6,875,000	$688	$-	$(28,576,829)	$(28,576,141)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(761)	(761)
Balance as of September 30, 2020	-	$-	6,900,000	$690	$24,310	$(761)	$24,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 24, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$3,974,089	$(761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,574)	-
Unrealized gain on change in fair value of warrants	(8,599,904)	-
Offering expenses related to warrant issuance	1,021,001	-
Loss on sale of private placement warrants	2,422,739	-
Changes in current assets and current liabilities:
Prepaid expenses	(305,507)	-
Due to related party	10,000	-
Accounts payable	397,451	761
Net cash used in operating activities	(1,091,705)	-

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(275,000,000)	-
Net cash used in investing activities	(275,000,000)	-

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	269,500,000	-
Proceeds from private placement	7,500,000	-
Proceeds from issuance of promissory note to Sponsor	-	262,500
Repayment of promissory note to related party	(275,000)	-
Payments of offering costs	(496,025)	-
Net cash provided by financing activities	276,228,975	262,500

Net change in cash	137,270	262,500
Cash, beginning of the period	174,193	-
Cash, end of the period	$311,463	$262,500

Supplemental disclosure of noncash investing and financing activities:

Deferred underwriting commissions charged to additional paid-in capital	$9,625,000	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs paid through promissory note – related party	$-	$12,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

26 Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on August 24, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.3 million in its operating bank account, and working capital of approximately $0.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluate the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Revised
Balance Sheet at January 20, 2021, as revised under Note 2 in the Form 10-Q filed with SEC on May 17, 2021
Class A common stock subject to possible redemption	$234,005,970	$40,994,030	$275,000,000
Class A common stock	410	(410)	-
Class B common stock	688	-	688
Additional paid-in capital	8,443,720	(8,443,720)	-
Accumulated deficit	(3,444,816)	(32,549,900)	(35,994,716)
Total stockholders’ equity (deficit)	$5,000,002	$(40,994,030)	$(35,994,028)
Number of shares subject to redemption	23,400,597	4,099,403	27,500,000

Balance Sheet at March 31, 2021
Class A common stock subject to possible redemption	$239,239,810	$35,760,190	$275,000,000
Class A common stock	358	(358)	-
Class B common stock	688	-	688
Additional paid-in capital	3,209,932	(3,209,932)	-
Retained earnings (Accumulated deficit)	1,789,024	(32,549,900)	(30,760,876)
Total stockholders’ equity (deficit)	$5,000,002	$(35,760,190)	$(30,760,188)
Number of shares subject to redemption	23,923,981	3,576,019	27,500,000

Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding of Class A common stock	27,500,000	(5,805,556)	21,694,444
Basic and diluted net income per share, Class A common stock	$0.00	$0.06	$0.06
Weighted average shares outstanding of Class B common stock	6,583,333	-	6,583,333
Basic and diluted net income per share, Class B common stock	$0.27	$(0.21)	$0.06

Statement of Cash Flows for the three months ended March 31, 2021
Initial value of Class A common stock subject to possible redemption	$234,005,970	$40,994,030	$275,000,000
Change in value of Class A common stock subject to possible redemption	$5,233,840	$(5,233,840)	$-

Balance Sheet at June 30, 2021
Class A common stock subject to possible redemption	$233,510,660	$41,489,340	$275,000,000
Class A common stock	415	(415)	-
Class B common stock	688	-	688
Additional paid-in capital	8,939,025	(8,939,025)	-
Accumulated deficit	(3,940,124)	(32,549,900)	(36,490,024)
Total stockholders’ equity (deficit)	$5,000,004	$(41,489,340)	$(36,489,336)
Number of shares subject to redemption	23,351,066	4,148,934	27,500,000

Statement of Operations for the three months ended June 30, 2021
Weighted average shares outstanding of Class A common stock	27,500,000	-	27,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.17)	$(0.17)
Weighted average shares outstanding of Class B common stock	6,875,000	-	6,875,000
Basic and diluted net loss per share, Class B common stock	$(0.83)	$0.66	$(0.17)

Statement of Operations for the six months ended June 30, 2021
Weighted average shares outstanding of Class A common stock	27,500,000	(2,886,740)	24,613,260
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.13)	$(0.13)
Weighted average shares outstanding of Class B common stock	6,877,624	-	6,877,624
Basic and diluted net loss per share, Class B common stock	$(0.57)	$0.44	$(0.13)

Statement of Cash Flows for the six months June 30, 2021
Initial value of Class A common stock subject to possible redemption	$234,005,970	$40,994,030	$275,000,000
Change in value of Class A common stock subject to possible redemption	$(495,310)	$495,310	$-

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K, the final prospectus, and the Form 10-Q, filed by the Company with the SEC on January 26, 2021, January 19, 2021, May 17, 2021 and August 16, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the Trust Account held $275,011,574 in treasury funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add: accretion of carrying value to redemption value	32,574,212
Class A common stock subject to possible redemption	275,000,000

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,330,556	$1,582,639	$3,140,715	$833,374

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	25,680,147	6,814,103
Basic and diluted net income per share	$0.23	$0.23	$0.12	$0.12

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis at September 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the Company's unaudited condensed financial statements.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of September 30, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. As of September 30, 2021, there were no remaining amounts outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company has recorded $30,000 and $86,452 for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company owed a balance of $10,000 to it Sponsor and its recorded on the balance sheet as due to related party.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,011,574	$275,011,574	$-	$-
Liabilities:
Warrant Liability	$19,297,023	$11,470,250	$-	$7,826,773

Initial Measurement — Public Warrants

The estimated fair value of the Public Warrants on January 20, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	January 20, 2021 (Initial Measurement)
Expected term (years)	5.58
Expected volatility	24.4%
Risk-free interest rate	0.54%
Fair value of the common stock price	$9.23

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the nine months ended September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of September 30, 2021, the aggregate value of Public Warrants was $11,470,250.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at initial measurement:

Input	January 20, 2021 (Initial Measurement)
Expected term (years)	5.58
Expected volatility	24.4%
Risk-free interest rate	0.54%
Fair value of the common stock price	$9.23

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	5.54
Expected volatility	17.3%
Risk-free interest rate	1.07%
Fair value of the common stock price	$9.72

The following table sets forth a summary of the changes in the fair value of the warrant liability for the nine months ended September 30, 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the unaudited condensed statements of operations for the nine months ended September 30, 2021	(2,095,966)	(6,503,938)	(8,599,904)
Fair value as of September 30, 2021	$7,826,773	$11,470,250	$19,297,023

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 27,500,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of September 30, 2021 and December 31, 2020, there were 6,875,000 and 6,900,000 Class B common shares issued and outstanding, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA (“TRLEI”), Okada Manila International Inc., a Philippine corporation which is currently a subsidiary of TRLEI (“OMI”), and Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OMI (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”).

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of OMI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable American depository share of OMI upon the exercise of such subscription right. Each American depositary share of OMI will represent one share of common stock of OMI.

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, OMI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of OMI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to OMI.

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for OMI American depository shares representing shares of common stock of OMI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such American depositary shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to OMI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Transactions, (d) the receipt of approval for listing of OMI’s American depository shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Subscription Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Subscription Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Subscription Agreement.

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

Proposed Business Combination

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA (“TRLEI”), Okada Manila International Inc., a Philippine corporation which is currently a subsidiary of TRLEI (“OMI”), and Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OMI (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”).

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of OMI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable American depository share of OMI upon the exercise of such subscription right. Each American depositary share of OMI will represent one share of common stock of OMI.

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, OMI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of OMI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to OMI.

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for OMI American depository shares representing shares of common stock of OMI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such American depositary shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to OMI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Transactions, (d) the receipt of approval for listing of OMI’s American depository shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Subscription Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Subscription Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Subscription Agreement.

The Merger and Share Subscription Agreement and other support agreements have been filed as exhibits to and described in the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2021.

The issuance of additional shares in connection with the Merger by OMI to TRLEI or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of the Merger. We cannot assure you that our plans to raise capital or to complete the Merger will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net income of $7,913,195 which was comprised of operating costs of $573,575, unrealized gain on change in fair value of warrants of $8,482,545, and interest income of $4,225 from investments held in our Trust Account.

For the nine months ended September 30, 2021, we had a net income of $3,974,089 which was comprised of operating costs of $1,193,649, loss on sale of private placement warrants of $2,422,739, offering expenses related to warrant issuance of $1,021,001, unrealized gain on change in fair value of warrants of $8,599,904, and interest income of $11,574 from investments held in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger and Share Acquisition Agreement, dated October 15, 2021.(1)
2.3	Form of Subscription Agreement.(1)
2.3	Form of Registration Rights Agreement.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.202107262
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form 8-K, originally filed with the SEC on October 18, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

26 CAPITAL ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)