Form 10-Q/A
period 2021-09-30
26 Capital Acquisition Corp.
filed 2021-12-13
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 13, 2021, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to 26 Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of 26 Capital Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021.

On November 15, 2021, 26 Capital Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s IPO (“IPO”) on January 20, 2021. As described in Note 2, the Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration the requirement in its amended and restated certificate of incorporation that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued in the IPO, including pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all Class A common stock is subject to possible redemption, resulting in the Class A common stock being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity and recorded at its redemption value. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination (as defined in Note 1) as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 9, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021, and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The above changes will not impact the Company’s cash position or cash held in the trust account established in connection with the IPO (“Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail under Item 4 in this Quarterly Report on Form 10-Q/A.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$311,463	$174,193
Prepaid expenses	305,507	-
Deferred offering costs	-	125,550
Total current assets	616,970	299,743
Investments held in Trust Account	275,011,574	-
Total Assets	$275,628,544	$299,743

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$272,662	$761
Due to related party	10,000	-
Promissory note - related party	-	275,000
Total current liabilities	282,662	275,761
Warrant liability	19,297,023	-
Deferred underwriting discount	9,625,000	-
Total liabilities	29,204,685	275,761

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,500,000 shares and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	275,000,000	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding (excluding 27,500,000 shares and 0 shares at redemption value of $10.00) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares and 6,900,000 (1) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	688	690
Additional paid-in capital	-	24,310
Accumulated deficit	(28,576,829)	(1,018)
Total Stockholders’ (Deficit) Equity	(28,576,141)	23,982

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$275,628,544	$299,743

(1)	Included up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 6)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 24, 2020 (Inception) through September 30, 2020
Formation and operating costs	$573,575	$1,193,649	$761
Loss from operations	(573,575)	(1,193,649)	(761)

Other income (expense)
Offering expenses related to warrant issuance	-	(1,021,001)	-
Loss on sale of private placement warrants	-	(2,422,739)	-
Unrealized gain on change in fair value of warrants	8,482,545	8,599,904	-
Trust interest income	4,225	11,574	-
Total other income (expense)	8,486,770	5,167,738	-

Net Income (Loss)	$7,913,195	$3,974,089	$(761)

Weighted average shares outstanding, basic and diluted - Class A common stock	27,500,000	25,680,147	-
Basic and diluted net income per share - Class A common stock	$0.23	$0.12	$-

Weighted average shares outstanding, basic and diluted - Class B common stock	6,875,000	6,814,103	6,000,000
Basic and diluted net income (loss) per common share – Class B common stock	$0.23	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(1,018)	$23,982
Forfeiture of 25,000 shares by initial stockholders	-	-	(25,000)	(2)	2	-	-
Accretion for Class A common stock to redemption amount	-	-	-	-	(24,312)	(32,549,900)	(32,574,212)
Net income	-	-	-	-	-	1,790,042	1,790,042
Balance as of March 31, 2021 (unaudited), as restated	-	$-	6,875,000	$688	$-	$(30,760,876)	$(30,760,188)
Net loss	-	-	-	-	-	(5,729,148)	(5,729,148)
Balance as of June 30, 2021 (unaudited), as restated	-	$-	6,875,000	$688	$-	$(36,490,024)	$(36,489,336)
Net income	-	-	-	-	-	7,913,195	7,913,195
Balance as of September 30, 2021 (unaudited)	-	$-	6,875,000	$688	$-	$(28,576,829)	$(28,576,141)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(761)	(761)
Balance as of September 30, 2020 (unaudited)	-	$-	6,900,000	$690	$24,310	$(761)	$24,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 24, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$3,974,089	$(761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,574)	-
Unrealized gain on change in fair value of warrants	(8,599,904)	-
Offering expenses related to warrant issuance	1,021,001	-
Loss on sale of private placement warrants	2,422,739	-
Changes in current assets and current liabilities:
Prepaid expenses	(305,507)	-
Due to related party	10,000	-
Accounts payable	397,451	761
Net cash used in operating activities	(1,091,705)	-

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(275,000,000)	-
Net cash used in investing activities	(275,000,000)	-

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	269,500,000	-
Proceeds from private placement	7,500,000	-
Proceeds from issuance of promissory note to Sponsor	-	262,500
Repayment of promissory note to related party	(275,000)	-
Payments of offering costs	(496,025)	-
Net cash provided by financing activities	276,228,975	262,500

Net change in cash	137,270	262,500
Cash, beginning of the period	174,193	-
Cash, end of the period	$311,463	$262,500

Supplemental disclosure of noncash investing and financing activities:

Deferred underwriting commissions charged to additional paid-in capital	$9,625,000	$-
Forfeiture of 25,000 shares by initial stockholders	$2	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs paid through promissory note – related party	$-	$12,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the IPO, which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (“Private Placement”), generating total gross proceeds of $7,500,000.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.3 million in its operating bank account, and working capital of approximately $0.3 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 6). The promissory note from the Sponsor was paid in full as of January 20, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$239,239,810	$35,760,190	$275,000,000
Class A common stock	358	(358)	-
Class B common stock	688	-	688
Additional paid-in capital	3,209,932	(3,209,932)	-
Retained earnings (Accumulated deficit)	1,789,024	(32,549,900)	(30,760,876)
Total stockholders’ equity (deficit)	$5,000,002	$(35,760,190)	$(30,760,188)
Number of Class A common stock subject to redemption	23,923,981	3,576,019	27,500,000

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	27,500,000	(5,805,556)	21,694,444
Basic and diluted net income per share, Class A common stock	$0.00	$0.06	$0.06
Weighted average shares outstanding of Class B common stock	6,583,333	106,945	6,690,278
Basic and diluted net income per share, Class B common stock	$0.27	$(0.21)	$0.06

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Initial value of Class A common stock subject to possible redemption	$234,005,970	$(234,005,970)	$-
Change in value of Class A common stock subject to possible redemption	5,233,840	(5,233,840)	-
Initial classification of warrant liability	$25,474,188	$(25,474,188)	$-

Balance Sheet at June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$233,510,660	$41,489,340	$275,000,000
Class A common stock	415	(415)	-
Class B common stock	688	-	688
Additional paid-in capital	8,939,025	(8,939,025)	-
Accumulated deficit	(3,940,124)	(32,549,900)	(36,490,024)
Total stockholders’ equity (deficit)	$5,000,004	$(41,489,340)	$(36,489,336)
Number of Class A common stock subject to redemption	23,351,066	4,148,934	27,500,000

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	27,500,000	-	27,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.17)	$(0.17)
Weighted average shares outstanding of Class B common stock	6,875,000	-	6,875,000
Basic and diluted net loss per share, Class B common stock	$(0.83)	$0.66	$(0.17)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	27,500,000	(2,886,740)	24,613,260
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.13)	$(0.13)
Weighted average shares outstanding of Class B common stock	6,877,624	(94,475)	6,783,149
Basic and diluted net loss per share, Class B common stock	$(0.57)	$0.44	$(0.13)

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Initial value of Class A common stock subject to possible redemption	$234,005,970	$(234,005,970)	$-
Change in value of Class A common stock subject to possible redemption	(495,310)	495,310	-
Initial classification of warrant liability	$25,474,188	$(25,474,188)	$-

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

Offering Costs associated with the IPO

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

Note 4 — IPO

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

Underwriting Agreement

The underwriters had a 45-day option beginning January 14, 2021 to purchase up to an additional 3,600,000 Units to cover over-allotments, if any.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below and the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of OMI’s American depository shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Acquisition Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Acquisition Agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of OMI’s American depository shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Acquisition Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Acquisition Agreement.

The Merger and Share Acquisition Agreement and other support agreements have been filed as exhibits to and described in the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2021.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

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

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $275,000. The promissory note from the Sponsor was paid in full as of January 20, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On January 20, 2021, we consummated our IPO of 27,500,000 Units, including 3,500,000 Units pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Public Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $275,000,000. On January 20, 2021, simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 7,500,000 warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,500,000.

Following the closing of our IPO on January 20, 2021, $275,000,000 from the net proceeds of the sale of the Units in our IPO, the exercise of the over-allotment option and the sale of the Private Placement Warrants was placed in a Trust Account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our IPO and the Private Placement as is described in the Company’s final prospectus related to our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

26 CAPITAL ACQUISITION CORP.

Date: December 13, 2021	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 13, 2021	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)