Form 10-K
period 2021-12-31
26 Capital Acquisition Corp.
filed 2022-03-30
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39900

26 CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2695910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

OfficeEdge Miami 701 Brickell Avenue Suite 1550 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 709-6664

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	ADERU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	ADER	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units	ADERW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $267,025,000.

As of March 30, 2022 there were 27,500,000 shares of Class A common stock, par value $0.0001 per share and 6,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with OMI (as defined below) or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses if the OMI Merger (as defined below) is not consummated;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities if the OMI Merger is not consummated;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Merger Sub” are to Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OMI (as defined below);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“OMI” are to Okada Manila International Inc., a Philippine corporation which is currently a subsidiary of TRLEI (as defined below);

●	“OMI Merger” are to the merger of Merger Sub with and into the Company, where the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of OMI;

●	“OMI Business Combination” are to the transactions contemplated by the OMI Merger and Share Acquisition Agreement;

●	” OMI Merger and Share Acquisition Agreement” are to the Agreement and Plan of Merger and Share Acquisition by and among the Company and the UEC Parties;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 originally filed with the SEC on December 23, 2021 (File Nos. 333-251682 and 333-252111), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to 26 Capital Holdings LLC, a Delaware limited liability company controlled by an affiliate of SpringOwl Capital Management and ultimately controlled by our Chairman and Chief Executive Officer, Jason Ader;

●	“TRA” are to Tiger Resort Asia Ltd., a Hong Kong private limited company;

●	“TRLEI” are to Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA;

●	“trust account” are to the trust account in which an amount of $275,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrant was placed following the closing of the initial public offering.

●	“UEC Parties” are to Merger Sub, TRA, TRLEI, and OMI, collectively;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“we,” “us,” “Company” or “our Company” are to 26 Capital Acquisition Corp.; and

●	“Withum,” are to our auditors, WithumSmith+Brown, PC.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination.

Initial Public Offering

On January 20, 2021, we consummated our initial public offering of 27,500,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $275,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,500,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,500,000.

A total of $275,000,000, comprised of $267,500,000 of the proceeds from the initial public offering and $7,500,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jason Ader, our Chief Executive Officer, and John Lewis, our Chief Financial Officer, who have many years of experience in driving transformative change in businesses in order to create value for stockholders. We must complete our initial business combination by January 20, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 20, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

OMI Business Combination

On October 15, 2021, the Company entered into the OMI Merger and Share Acquisition Agreement, which was amended on February 15, 2022.

The OMI Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the OMI Merger and Share Acquisition Agreement (the “Closing”), the OMI Merger; and

(b) as a result of the OMI Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to a subscription agreement (the “Subscription Agreement”) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of OMI upon the exercise of such subscription right.

The board of directors (“Board”) has unanimously (a) approved and declared advisable the OMI Merger and Share Acquisition Agreement and the OMI Business Combination and (b) resolved to recommend approval of the OMI Merger and Share Acquisition Agreement and related matters by the stockholders of the Company.

The Reorganization

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the OMI Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, OMI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of OMI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to OMI.

Subscription

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for common shares of OMI, at a price equal to their par value of 0.05 PHP (0.05 Philippine pesos), with the cash payment for such shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable Company stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 PHP per share of common stock of the Company, which amount will either be paid by the Company to OMI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

Conditions to Closing

The OMI Business Combination is subject to the satisfaction or waiver of certain customary mutual closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the OMI Business Combination, (b) the approval of the OMI Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of a registration statement, which will include a proxy statement/prospectus prepared by the Company, to be filed by OMI with the SEC in connection with the OMI Business Combination, (d) the receipt of approval for listing of OMI’s common shares on Nasdaq, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents substantially in the form attached to the Merger and Share Subscription Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

Other conditions to the Company’s obligations to consummate the OMI Business Combination include, among others, (a) that representations and warranties of the UEC Parties are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (b) performance of covenants by the UEC Parties in all material respects and (c) the absence of a material adverse effect on the UEC Parties.

Other conditions to the UEC Parties’ obligations to consummate the OMI Business Combination include, among others, that (a) representations and warranties of the Company are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (b) performance of covenants by the Company in all material respects and (c) the absence of a material adverse effect on the Company.

Covenants

The OMI Merger and Share Acquisition Agreement contains additional covenants, including, among others, providing for (a) the parties to conduct their respective businesses in the ordinary course through the Closing, (b) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (c) OMI to prepare and deliver to the Company certain audited consolidated financial statements of TRLEI and pro forma financial statements giving effect to the Transactions that comply with the requirements of Regulation S-X under the rules and regulations of the SEC (as interpreted by the staff of the SEC), (d) OMI to prepare and file a registration statement (including a proxy statement prepared by the Company) with the SEC, and (e) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies and consummate the OMI Business Combination.

Representations and Warranties

The OMI Merger and Share Acquisition Agreement contains customary representations and warranties by the Company and the UEC Parties. The representations and warranties of the respective parties to the OMI Merger and Share Subscription Agreement generally will not survive the Closing.

Termination

The OMI Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the OMI Merger and Share Subscription Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the OMI Business Combination, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the OMI Business Combination as outlined in the OMI Merger and Share Subscription Agreement.

The foregoing description of the OMI Merger and Share Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the OMI Merger and Share Subscription Agreement

Subscription Agreement

The OMI Merger and Share Acquisition Agreement contemplates that, in connection with the Closing, OMI and the Company will enter into a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company, as agent for its participating stockholders, will subscribe for common shares in OMI that will be delivered to the Company stockholders in connection with the OMI Merger.

The foregoing description of the Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreement.

Registration Rights Agreement

The Merger and Share Acquisition Agreement contemplates that, at the Closing, TRA, OMI, the Company, the Sponsor, and certain other parties will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, OMI will be required to register for resale securities held by the stockholders party thereto. OMI will have no obligation to facilitate or participate in more than a specified number of certain offerings at the request or demand of certain stockholders. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by OMI. OMI will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement. In addition, among other things, the Registration Rights Agreement provides for certain lock-up periods post-Closing with respect to certain securities of OMI held by certain stockholders.

The issuance of additional shares in connection with the OMI Merger by OMI to TRLEI or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of the OMI Merger. We cannot assure you that our plans to raise capital or to complete the OMI Merger will be successful.

For more information regarding the OMI Business Combination, see the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2021. Other than as specifically discussed herein, this Report does not assume the closing of the OMI Business Combination.

Our Search for Business Combination Opportunities.

Our sponsor is an affiliate of SpringOwl Asset Management, a registered investment adviser with investment experience and a track record of value creation in companies operating in the public markets. Led by SpringOwl’s co-founder, Jason Ader, we have assembled a seasoned team of investment professionals and directors whom we believe will help us execute our investment strategy. Through our affiliation with our sponsor, we will seek to acquire established private companies that we believe are fundamentally sound but potentially in need of financial, operational, strategic, or managerial transformation to create a compelling investment opportunity for our stockholders. We may also target segments of existing public companies which do not fit strategically within their existing structure and/or which are significantly undervalued. We intend to focus on companies and corporate segments which we believe offer an opportunity for stockholder value creation through the combination of several elements: (i) an attractive valuation, (ii) a clear plan to unlock incremental value through operational and/or strategic improvements, (iii) a partial sale of existing operations to those more highly valued in the public markets and/or (iv) a clear path to bring the target company to the public market. In our dealings with private companies, we will offer existing owners an option to create partial liquidity, transition their legacy to a public company and/or resolve any fragmented ownership or succession planning issues. In all of our opportunities, we will seek to implement best-in-class public company governance and to drive the target business to a higher level of performance and value.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused on industries that align with the background of our sponsor and management. These industries include the gaming and gaming technology, branded consumer, lodging and entertainment, and Internet commerce sectors, which we refer to as our targeted sectors. We believe that there are many potential business combination targets within these industries that could become attractive public companies, such as OMI. Furthermore, we believe that we are well-positioned to drive ongoing value creation post-business combination, based on the operational and investment experience and track record of our team within our targeted sectors over time. We believe our team is well-suited to identify and execute on opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. We are not, however, required to complete our initial business combination within our targeted sectors, and, as a result, we may pursue a business combination outside of these industries.

Our Sponsor: 26 Capital Holdings LLC, an affiliate of SpringOwl Asset Management LLC

Our sponsor, 26 Capital Holdings LLC, is a special purpose vehicle under common control with SpringOwl Asset Management LLC. Our sponsor is majority-owned by our Chairman and Chief Executive Officer, Jason Ader. SpringOwl Asset Management LLC, which was founded in 2013, is a New York-based SEC-registered asset management firm and independent sponsor leading corporate turnarounds, with a particular focus on the gaming and gaming technology, real estate, lodging, and other consumer sectors. SpringOwl Asset Management seeks to produce superior risk-adjusted returns by investing in high-conviction public equity investments. SpringOwl Asset Management and its affiliates have acquired stakes in a variety of public companies with the goal to improve their valuation, operation, governance and strategic initiatives. The following highlights several of SpringOwl’s approach to investing in public companies:

●	SpringOwl seeks to invest on behalf of its clients in companies that it believes to be deeply undervalued and actively engages with management teams, boards of directors and other stockholders to identify and execute on opportunities to unlock value for the benefit of all stakeholders.

●	SpringOwl’s investment team conducts substantial business, financial and legal due diligence on every investment before acquiring a meaningful ownership stake.

●	SpringOwl’s team of investment professionals brings years of experience to each of their areas of expertise.

●	SpringOwl maintains an institutional infrastructure with affiliates in accounting, operations, legal and compliance and business development.

We believe SpringOwl’s differentiated platform will provide us with key advantages, including (i) extensive research capabilities and industry expertise, (ii) deal flow from institutional client relationships, banks, brokers and other intermediaries, (iii) a strong network of proven operators, executives and board members with expertise across various industries, (iv) an ability to attract talented investment professionals and advisors, and (v) significant experience in positioning companies for success in the public equity markets through a focus on operational value creation implemented according to specific, executable plans, along with enhanced corporate governance. Additionally, we believe that SpringOwl’s reputation with institutional equity investors will ensure that investors consider the pro-forma impact of a business combination and the value creation plan that we intend to implement. SpringOwl is not an investment adviser to the company.

Business Strategy

Our business strategy has been and continues to be to identify and complete our initial business combination with a company that can benefit from the strategic and transactional experience of SpringOwl and our management to transform the company and create stockholder value, such as OMI. We believe our sponsor, executive officers and independent directors will have access to a wide range of opportunities due to their extensive network of relationships with management teams of public and private companies, private equity sponsors, other public investors, investment bankers, lenders, restructuring advisers, attorneys, accountants, and other consultants and intermediaries.

The investment teams of SpringOwl and its predecessor have developed extensive experience working with management teams of public companies, across market capitalizations and industries, in order to unlock stockholder value. Over the past eight years, SpringOwl’s team has been actively involved with dozens of public companies and has developed an extensive network of operators and advisors with whom it works. SpringOwl typically focuses on investment opportunities in public companies in need of transformation and looks to work with those companies to effect such transformations through operational improvements, changes in strategic focus, improved execution, enhanced corporate governance and oversight, and/or by providing strategic capital. During this period, 5-10 of the companies in which SpringOwl or its affiliates invested and interacted with management and/or the board of directors have engaged in change of control transactions. We believe this track record of public company value creation and SpringOwl’s practices in partnering with companies and their shareholders to effect change are relevant capabilities for private companies seeking a public listing, and present a compelling value proposition for such potential target businesses.

In carrying out corporate turnarounds, our management team pursues many avenues for value creation, including:

●	Finding companies which are undervalued and performing poorly relative to their peer group;

●	Improving corporate balance sheets;

●	Selling off non-core assets;

●	Upgrading underperforming members of management,

●	Creating incentive plans to align management with owners of the business;

●	Shedding individuals and assets that hurt the reputation or perception of the business;

●	Improving corporate governance in order to maximize value;

●	Sourcing M&A opportunities for growth; and

●	Attracting strategic capital partners and capital for growth.

We believe that our management team’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. Additionally, we believe that SpringOwl’s extensive experience investing in, and its and its nominees serving on the boards of companies that are undergoing strategic and/or operational transformations, further increases the chances of successfully identifying a quality business where we can employ our practices to improve performance and valuation while it undergoes strategic and/or operational changes. We intend to deploy a proactive sourcing strategy and to focus on companies where we believe the combination of our management team’s operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and create value for our stockholders. Following the completion of our initial public offering, members of our management team and SpringOwl have been actively searching for a target business, such as OMI, by communicating with their network of relationships and other interested parties. These communications have articulated our initial business combination criteria, including the parameters of our search for a target business, and will begin the process of pursuing and reviewing promising leads.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of OMI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Acquisition Criteria

We believe we have the opportunity to pursue a differentiated set of potential acquisition targets due to our management team’s and SpringOwl’s experience in driving transformative change in businesses in order to create value for stockholders. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and set us apart from other sources of capital pursuing target businesses in our areas of focus. While we have used these criteria and guidelines in evaluating acquisition opportunities, such as the OMI Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We seek to acquire companies or segments of existing public companies that meet the following criteria:

●	Benefit substantially from being public. Public currency will accelerate their growth prospects for both organic and inorganic growth.

●	Operate in industries with strong potential and a stable competitive environment.

●	Underperform their industries, and have potential for significant improvement through enhanced management efforts

●	Harbor unexploited growth and/or acquisition opportunities

●	Contain potential for an upward inflection in growth with the introduction of new products or services

●	Provide sizeable risk-adjusted returns to an acquiror

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria, we will disclose that the target business does not meet the above criteria in our stockholder communication related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Acquisition Process

In evaluating prospective business combinations, such as TRA, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. None of the UEC Parties is affiliated with our sponsor, officers or directors. However, in the event we do not consummate the OMI Business Combination and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our founders shares, common stock and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, if its initial business combination is not consummated. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination, such as the OMI Merger and Share Acquisition Agreement.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “OMI Business Combination” above for more information regarding such exchange in the OMI Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as TRA, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, such as the OMI Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe OMI or another target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2021, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for an initial business combination in the amount of $275,016,371, as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (whether through a PIPE or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

See “OMI Business Combination” above for more information regarding the financing of and the agreements related to the OMI Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their respective affiliates. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While OMI is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the OMI Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, if its initial business combination is not consummated. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of OMI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, such as TRA, we conduct a thorough due diligence review process that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of OMI, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the OMI Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the OMI Business Combination, in which Jason Ader, our Chief Executive Officer and Chairman, is expected to remain as a director of the post-combination company, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as of the case with the OMI Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

See “OMI Business Combination” above for more information regarding the requisite approval as needed in the OMI Business Combination

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases have been will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

On February 25, 2022, our Chief Executive Officer and Chairman, Jason Ader, purchased 706,080 of our public warrants at a weighted average purchase price of $0.48 per warrant. On February 28, 2022, Mr. Ader purchased 238,794 public warrants at a weighted average purchase price of $0.49 per warrant. On March 1, 2022, Mr. Ader purchased 555,126 public warrants at a weighted average purchase price of $0.49 per warrant. On March 2, 2022, our director, J. Randall Waterfield, purchased 984,108 public warrants at a weighted average purchase price of $0.49 per warrant. On March 3, 2022, Mr. Waterfield purchased 57,559 public warrants at a purchase price of $0.50 per warrant.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

See “OMI Business Combination” above for more information regarding such purchases in the OMI Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the OMI Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the OMI Business Combination or (ii) by means of a tender offer if the OMI Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,312,501, or 37.5%, of the 27,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,718,751, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved (in each case assuming the over-allotment option is not exercised). We intend to give approximately 30 days’ (but not less than 10 days’ nor more than 60 days’) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

See “OMI Business Combination” above for more information regarding the requisite approvals needed for the OMI Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “OMI Business Combination” above for more information regarding the requisite approvals needed for the OMI Business Combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the OMI Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until January 20, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until January 20, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by January 20, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 20, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by January 20, 2023. However, if our sponsor, officers or directors acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 20, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 20, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the OMI Business Combination or any other initial business combination by the deadline set forth in our amended and restate certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $275,016,371 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 20, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 20, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 20, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 20, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination January 20, 2023, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as TRA, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at OfficeEdge Miami, 701 Brickell Avenue, Suite 1550, Miami, Florida 33131. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	in addition to, or in lieu of, the OMI Business Combination, we may also attempt to simultaneously complete additional business combinations with multiple prospective targets, which may hinder our ability to complete the OMI Business Combination, or any other initial business combination, which could give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	the OMI Business Combination is with a private company about which little information is available. As a result, the OMI Business Combination or another potential initial business combination may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at OfficeEdge Miami, 701 Brickell Avenue, Suite 1550, Miami, Florida 33131, and our telephone number is (305) 709-6664. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols ADERU, ADER, and ADERW, respectively. Our units commenced public trading on January 15, 2021, and our public shares and public warrants commenced separate public trading on March 8, 2021.

(b)	Holders

On March 30, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On January 20, 2021, the Company consummated its initial public offering of 27,500,000 units, including 3,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $275,000,000.

A total of $275,000,000 comprised of $267,500,000 of the proceeds from the initial public offering (which amount includes $9,625,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to 26 Capital Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Proposed Business Combination

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA (“TRLEI”), Okada Manila International Inc., a Philippine corporation which is currently a subsidiary of TRLEI (“OMI”), and Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OMI (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”). On February 15, 2022, the company entered into Amendment No. 1 to the Merger and Share Acquisition Agreement.

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of OMI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of OMI upon the exercise of such subscription right.

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

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for common shares of OMI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to OMI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of OMI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2021, we had a net income of $7,152,775 which was comprised of unrealized gain on change in fair value of warrants of $13,719,533 and interest income from investments held in our Trust Account of $16,371, offset by loss on sale of private placement warrants of $2,422,739, offering expenses related to warrant issuance of $1,021,001, and formation and operating costs of $3,139,389.

For the period from August 24, 2020 (inception) through December 31, 2020, we had a net loss of $1,018 which was comprised of formation and operating costs.

Liquidity and Going Concern Consideration

As of December 31, 2021, we had approximately $1.5 million in our operating bank account, and working capital deficit of approximately $1.6 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On December 8, 2021, we received $1,500,000 from the Sponsor under the Working Capital Loans.

We have until January 20, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 20, 2023.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

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

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 24, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in accounting for complex financial instruments.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 20, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year of 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jason Ader	54	Chief Executive Officer and Chairman
John Lewis	58	Chief Financial Officer
Rafi Ashkenazi	47	Director
Joseph Kaminkow	63	Director
Gregory S. Lyss	59	Director
J. Randall Waterfield	48	Director

The experience of our directors and executive officers is as follows:

Jason Ader has served as our Chief Executive Officer and Chairman since inception. He is the co-founder and Chief Executive Officer of SpringOwl Asset Management LLC. Founded in 2013, SpringOwl is a New York-based SEC-registered asset management firm and independent sponsor leading corporate turnarounds, with a particular focus on the real estate, gaming and lodging sectors. Mr. Ader has been involved in turning around companies in the gaming and hospitality industry for many years, including with the Las Vegas Sands Corp. where he served as an independent director from 2009-2016, IGT, The Stars Group and most recently, Playtech. Mr. Ader earned his MBA in Finance from New York University and a BA in Economics from New York University. Mr. Ader is well qualified to serve on our Board of Directors due to his position as our Chief Executive Officer, the Managing Member of our Sponsor and his extensive experience in leading corporate turnarounds.

John Lewis has served as our Chief Financial Officer and Secretary since inception. He is the Chief Financial Officer of SpringOwl Asset Management LLC. He spent the past 22 years in the hedge fund industry as a Chief Financial Officer and controller, including a combined 17 years at SpringOwl Associates LLC (formerly known as Cumberland Associates LLC) and three years at Ardea Capital Management LP, a start-up hedge fund. Prior to that, he was assistant controller at a mid-sized retail/wholesale corporation with 17 stores. He has a BA in accounting from The State University of New York at Oswego. He is also a New York State Certified Public Accountant and member of the AICPA.

Rafi Ashkenazi has served as one of our directors since January 2021. Mr. Ashkenazi has served as a non-executive director of gaming company Flutter Entertainment Plc. until August 2020. Previously, Mr. Ashkenazi served in various roles at gaming company The Stars Group Inc. from January 2013 until its merger with Flutter Entertainment in May 2020. Mr. Ashkenazi served as CEO at The Stars Group from March 2016 to May 2020, COO from January 2013 to March 2015. From January 2006 to January 2013, Mr. Ashkenazi served in various roles at gaming company Playtech PLC, including COO from January 2006 to January 2010 and then from September 2011 to December 2012. Mr. Ashkenazi earned a B.A. in industrial engineering from Shankar College in Israel in 2002. Mr. Ashkenazi is well qualified to serve on our Board of Directors due to his experience as an executive officer of numerous companies in the gaming industry.

Joseph Kaminkow has served as one of our directors since January 2021. Since October 2018, Mr. Kaminkow has served as Special Advisor to the Chief Product Officer at Aristocrat Technologies Australia Pty Ltd., a leading gaming provider and games publisher. Mr. Kaminkow previously served as Aristocrat’s Chief Innovation Officer from May 2013 to October 2018. Mr. Kaminkow also currently serves as Vice President of Game Design at Zynga Inc., where he has been since September 2019. He previously served as Zynga’s Chief Game Designer from June 2012 to September 2019. From August 2010 to June 2012, Mr. Kaminkow served as CEO of software company Spooky Cool Labs, LLC. Mr. Kaminkow earned a B.A. from Curry College in 1983. Mr. Kaminkow is well qualified to serve on our Board of Directors due to his background in the design and production of gaming products.

Gregory S. Lyss has served as one of our directors since January 2021. Mr. Lyss is a member of an affiliate of Saddle Point Management, L.P., an investment adviser registered with the SEC, which affiliate is serving as the co-sponsor of Advanced Merger Partners, Inc., a Special Purpose Acquisition Company for which he serves as Chief Operating Officer. From 2011 to 2019, he served as the Chief Investment Officer for TABLE Management, L.P., a single family office. Prior to TABLE, Mr. Lyss was a partner and analyst at Alson Capital Partners, L.P., an investment manager to multibillion dollar hedge funds. Mr. Lyss had previously worked as an investment analyst at Gotham Partners, L.P. and co-founded Cohanzick Management, L.P., a private investment partnership. Prior to Cohanzick Management, Mr. Lyss worked as an analyst for Leucadia National Corporation (now Jeffries Financial Group Inc.). Mr. Lyss serves on the board of directors of Alpha Precision Media Inc. (an Amazon media buying specialist). He previously served on the boards of Calendre Company, MD Insider, and Maverick Brands. Mr. Lyss received his A.B. from Harvard College and an M.B.A. from Harvard Graduate School of Business. Mr. Lyss is well qualified to serve on our Board of Directors due to his extensive business experience, specifically, his investment experience.

J. Randall Waterfield has served as one of our directors since May 2021. Mr. Waterfield has served as Chairman of Waterfield Group, a diversified holding company, since June 1999. Mr. Waterfield also has served on the Board of Directors of Waterfield Technologies since January of 2014; SEC registered investment adviser, Red Oak Partners since May 2012; and U.S. Strategic Metals since February 2018; and has formerly served on the boards of SMTC Corporation (Nasdaq: SMTX from April 2012 to April 2021), Asure Software (Nasdaq: ASUR from March 2011 to March 2020), RF Industries (Nasdaq: RFIL from April 2012 to March 2013), and was the 2017-2018 Global Chairman of the Young Presidents’ Organization (YPO). Previously, Mr. Waterfield was at Goldman Sachs & Co., where he worked as an equity research analyst from May 1996 through March of 1999, responsible for the small capitalization growth portfolios. Mr. Waterfield is a member of Mensa, a Chartered Financial Analyst and earned a B.S. from Harvard University in 1996. Mr. Waterfield is qualified to serve on the Board due to his extensive knowledge of the financial and investment industry.

Number and Terms of Office of Officers and Directors

Effective May 18, 2021, the board of directors of the Company approved an increase in the size of the board of directors from four (4) to five (5) directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Ashkenzi and Waterfield, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Kaminkow, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ader and Lyss, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield serve as members of our audit committee, and Mr. Waterfield chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lyss qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield are independent and Kaminkow chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluations;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Ashkenazi, Lyss and Kaminkow. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement in connection with our completed initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, is paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,375,000 shares of our common stock, consisting of (i) 27,500,000 shares of our Class A common stock and (ii) 6,875,000 shares of our Class B common stock, issued and outstanding as of March 30, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
26 Capital Holdings LLC (2)	—	—	6,875,000	100%	20%
Jason Ader (2)(3)	—	—	6,875,000	100%	20%
John Lewis	—	—	—	—	—
Rafi Ashkenazi (3)	—	—	—	—	—
Joseph Kaminkow (3)	—	—	—	—	—
Gregory S. Lyss (3)	—	—	—	—	—
J. Randall Waterfield	—	—	—	—	—
All executive officers and directors as a group (six individuals)	—	—	6,875,000	100%	20%

Other 5% Stockholders
Highbridge Capital Management, LLC (4)	1,757,404	6.4%	—	—	5.1%
The Goldman Sachs Group, Inc. (5)	1,472,257	5.4%	—	—	4.3%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 26 Capital Acquisition Corp., OfficeEdge Miami, 701 Brickell Avenue, Suite 1550, Miami, Florida 33131.
(2)	Our sponsor is the record holder of such shares. The sponsor is owned by an affiliate of SpringOwl Capital Management, of which Jason Ader, our Chairman and Chief Executive Officer is the managing member, and as such, he has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have sole beneficial ownership of the common stock held directly by our sponsor.
(3)	Each of Messrs. Ader, Askenazi, Kaminkow and Lyss hold a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G/A filed on February 3, 2022, Highbridge Capital Management, LLC, a Delaware limited liability company, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,757,404 shares of Class A common stock held by the Highbridge Funds. The business address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(5)	According to a Schedule 13G filed on February 8, 2022, The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs & Co. LLC, a New York limited liability company, beneficially own 1,472,257 shares of Class A common stock. The business address for each of the reporting persons is 200 West Street, New York, NY 10282.

Securities Authorized for Issuance under Equity Compensation Plans

For more information on the OMI Business Combination, see “Item 1. Business.”

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the sponsor (up to 900,000 of which are subject to forfeiture by the sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares (based upon the underwriters failure to exercise the over-allotment option in full) resulting in an aggregate of 6,875,000 founder shares outstanding.

Our sponsor purchased an aggregate of 7,500,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering, generating gross proceeds of $7,500,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity if its initial business combination is not consummated. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On August 27, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the initial public offering. The loan would be repaid upon the closing of the initial public offering out of offering proceeds not held in the trust account. On January 20, 2021, the Company repaid $275,000 to the sponsor. As of September 30, 2021, there were no remaining amounts outstanding. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into indemnification agreements with each of our officers and directors a form of which is filed as an exhibit to the Registration Statement. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the Code of Ethics is filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter is filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their respective affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their respective affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $99,395 and $61,285, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1) Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

26 CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-21

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

26 Capital Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 26 Capital Acquisition Corp (the “Company”) as of December 31, 2021, and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 2 to the financial statements, the Company’s previously issued January 20, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

26 CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Cash	$1,508,283	$174,193
Prepaid expenses	260,959	-
Deferred offering costs	-	125,550
Total current assets	1,769,242	299,743
Investments held in Trust Account	275,016,371	-
Total Assets	$276,785,613	$299,743

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,880,348	$761
Due to related party	326	-
Promissory note - related party	1,500,000	275,000
Total current liabilities	3,380,674	275,761
Warrant liability	14,177,394	-
Deferred underwriting discount	9,625,000	-
Total liabilities	27,183,068	275,761

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,500,000 shares and 0 shares at redemption value at December 31, 2021 and 2020, respectively	275,000,000	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding (excluding 27,500,000 shares and 0 shares at redemption value of $10.00) at December 31, 2021 and 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares and 6,900,000 (1) shares issued and outstanding at December 31, 2021 and 2020, respectively	688	690
Additional paid-in capital	-	24,310
Accumulated deficit	(25,398,143)	(1,018)
Total Stockholders’ (Deficit) Equity	(25,397,455)	23,982

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$276,785,613	$299,743

(1)	Included up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, resulting in an aggregate of 6,875,000 founder shares outstanding. (See Note 5)

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 24, 2020 (inception) through December 31,
	2021	2020
Formation and operating costs	$3,139,389	$1,018
Loss from operations	(3,139,389)	(1,018)

Other income (expense):
Offering expenses related to warrant issuance	(1,021,001)	—
Loss on sale of private placement warrants	(2,422,739)	—
Unrealized gain on change in fair value of warrants	13,719,533	—
Trust interest income	16,371	—
Total other income (expense)	10,292,164	—

Net income (loss)	$7,152,775	$(1,018)

Weighted average shares outstanding, basic – Class A common stock	26,068,493	—
Basic and diluted net income per share – Class A common stock	$0.22	$—
Weighted average shares outstanding, basic – Class B common stock	6,829,452	6,000,000
Basic and diluted net income (loss) per common share – Class B common stock	$0.22	$(0.00)

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,018)	(1,018)
Balance – December 31, 2020	—	—	6,900,000	690	24,310	(1,018)	23,982

Forfeiture of 25,000 shares by initial stockholders	—	—	(25,000)	(2)	2	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,312)	(32,549,900)	(32,574,212)

Net income	—	—	—	—	—	7,152,775	7,152,775
Balance – December 31, 2021	—	$—	6,875,000	$688	$—	$(25,398,143)	$(25,397,455)

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 24, 2020 (inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,152,775	$(1,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(16,371)	—
Unrealized gain on change in fair value of warrants	(13,719,533)	—
Offering expenses related to warrant issuance	1,021,001	—
Loss on sale of private placement warrants	2,422,739	—
Changes in operating assets and liabilities:
Prepaid expenses	(260,959)	—
Due to related party	326	—
Accounts payable and accrued expenses	2,005,137	761
Net cash used in operating activities	(1,394,885)	(257)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(275,000,000)	—
Net cash used in investing activities	(275,000,000)	—

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	269,500,000	—
Proceeds from private placement	7,500,000	—
Proceeds from issuance of promissory note to Sponsor	1,500,000	262,500
Repayment of promissory note to related party	(275,000)	—
Payments of offering costs	(496,025)	(88,050)
Net cash provided by financing activities	277,728,975	174,450

Net Change in Cash	1,334,090	174,193
Cash – Beginning of period	174,193	—
Cash – End of period	$1,508,283	$174,193

Non-cash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,625,000	$—
Forfeiture of 25,000 shares by initial stockholders	$2	$—
Accretion of Class A common stock to redemption value	$32,574,212	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$12,500

The accompanying notes are an integral part of the financial statements.

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

26 Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on August 24, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had approximately $1.5 million in its operating bank account and working capital deficit of approximately $1.6 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023.

Management plans to address this uncertainty through the Business Combination as discussed under Note 7. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

At December 31, 2021, the Trust Account held $275,016,371 in treasury funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and a trust account in a financial institution, which, at times, may exceed insurable limits. At December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add: accretion of carrying value to redemption value	32,574,212
Class A common stock subject to possible redemption	275,000,000

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from August 24, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,667,894	$1,484,881	$—	$(1,018)
Denominator:
Weighted-average shares outstanding	26,068,493	6,829,452	—	6,000,000
Basic and diluted net income (loss) per share	$0.22	$0.22	$—	$(0.00)

Offering Costs associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ (deficit) equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis at December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the business or prospects of potential target technology companies in the northern part of Europe, where we intend to focus our search. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete the Business Combination.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

Restatement of Previously Issued Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, subsequent to the Company’s Current Report on Form 8-K filed on January 26, 2021, the Company identified and corrected certain errors related to the Public Warrants and Private Placement Warrants (Collectively, the “Warrants”) in connection with the preparation of the financial statement for the 8-K balance sheet as of January 20, 2021. On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for the Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Because the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the balance sheet dated January 20, 2021 to classify the Warrants as liabilities at fair value, with subsequent changes in their fair values to be recognized in the statement of operations at each reporting date.

The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants at their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants in the financial statements included herein (“Restatement”). The Restatement did not impact the Company’s cash, total stockholder’s equity, operating expense, net loss, or cash flows.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, in connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously valued its Class A common stock subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $ 5,000,001 in order to satisfy certain requirements of its Amended and Restated Certificate of Incorporation (“Articles”). Upon further review of the Articles and listing requirements of the Nasdaq Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A common stock which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain $ 5,000,001 of net tangible assets. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The impact of the restatement of the Company’s audited balance sheet as of January 20, 2021, the date the IPO closed, is reflected in the following table:

	January 20, 2021
	As reported	Adjustment	Restated

Warrant liability	$—	$27,896,927	$27,896,927
Total liabilities	9,625,761	27,896,927	37,522,688
Class A common stock subject to possible redemption	261,902,890	13,097,110	275,000,000
Total Stockholders’ Equity (Deficit):
Class A common stock	131	(131)	—
Additional paid-in capital	5,000,266	(5,000,266)	—
Accumulated deficit	(1,076)	(35,993,640)	(35,994,716)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(40,994,037)	$(35,994,028)

NOTE 3. Initial Public Offering

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of December 31, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor under the Working Capital Loans. The Working Capital Loans was valued using the fair value method. The fair value of the note as of December 8, 2021 and December 31, 2021, was $1,500,000 (see Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, the Company has incurred and paid $116,452 for the year ended December 31, 2021. For the period from August 24, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of December 31, 2021, an aggregate of $326 remains payable.

NOTE 6. RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,016,371	$275,016,371	$-	$-
Liabilities:
Convertible promissory note – related party	$1,500,000	-	-	$1,500,000
Warrant Liability	$14,177,394	$9,073,625	$-	$5,103,769

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2021, the aggregate value of Public Warrants was $9,073,625.

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

Subsequent Measurement – Private Placement Warrants

The subsequent measurement of the Private Placement Warrants is determined using Level 3 inputs. The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.26
Expected volatility	11.2%
Risk-free interest rate	1.28%
Fair value of the common stock price	$9.85

The following table sets forth a summary of the changes in the fair value of the warrant liability for the year ended December 31, 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the statements of operations for the year ended December 31, 2021	(4,818,970)	(8,900,563)	(13,719,533)
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into private warrants was valued utilizing a Monte Carlo model that values the embedded conversion feature.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 8, 2021	December 31, 2021
Risk-free interest rate	1.30%	1.28%
Weighted time to conversion (in years)	0.33	0.26
Expected volatility	14.1%	11.2%
Fair value of the common stock price	$9.88	$9.85

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	1,500,000
Change in fair value	—
Fair value as of December 31, 2021	$1,500,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during year ended December 31, 2021 for the convertible promissory note.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Merger and Share Acquisition Agreement

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA (“TRLEI”), Okada Manila International Inc., a Philippine corporation which is currently a subsidiary of TRLEI (“OMI”), and Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OMI (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”). On February 15, 2022, the Company and the UEC parties entered into Amendment No. 1 to the Merger and Share Acquisition Agreement.

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of OMI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of OMI upon the exercise of such subscription right.

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, OMI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of OMI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to OMI. The parties currently anticipate that the transaction will close prior to the resolution of all tax issues related to the Reorganization, which may result in OMI possessing only contractual rights over the shares of TRLEI for a period of time.

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for OMI common shares of OMI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such American depositary shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to OMI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by OMI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of OMI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of OMI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

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

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were no shares of Class A common stock issued and outstanding, excluding 27,500,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of December 31, 2021 and 2020, there were 6,875,000 and 6,900,000 Class B common shares issued and outstanding, respectively.

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

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and 2020.

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$430,345	$—
Organizational costs/Startup expenses	38,562	214
Total deferred tax asset	468,907	214
Valuation allowance	(468,907)	(214)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2021	2020
Federal
Deferred	$468,693	$214

State
Current	—	—
Deferred	—	—

Change in valuation allowance	(468,693)	(214)
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a U.S. federal net operating loss carryover of approximately $183,629 and $0, respectively, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $468,693 and $214, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Permanent difference	(27.6)%	—%
Change in valuation allowance	6.6%	(21.0)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as described below.

On March 30, 2022, the Company and the UEC Parties entered into an amendment to the Merger and Share Acquisition Agreement (“Amendment No. 2”). Amendment No. 2 eliminates the requirement for OMI to amend the ground lease for Okada Manila in full prior to the closing of the Transactions contemplated by the Merger and Share Acquisition Agreement and instead provides for a portion of the amendment of the lease to occur after closing. Amendment No. 2 further allows for completion of the Reorganization prior to the recording in the stock and transfer book of TRLEI of the transfer of the shares of TRLEI from TRA to OMI.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and between the Company and Cantor Fitzgerald & Co. (3)
2.1	OMI Merger and Share Acquisition Agreement, dated October 15, 2021 (4) †
2.1.1	Amendment No. 1 to OMI Merger and Share Acquisition Agreement (5)
2.2	Form of Subscription Agreement (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders. (3)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Sponsor. (3)
10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.6	Form of Indemnity Agreement, dated July 14, 2021, by and between the Company and each of its officers and directors. (3)
10.7	Securities Subscription Agreement, dated August 27, 2020, between the Registrant and 26 Capital Holdings LLC (1)
10.8	Form of Registration Rights Agreement (4)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
†	Certain of the exhibits and schedules to these Exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 23, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 11, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 18, 2021.
(5)	Incorporated by reference to the Company's Form 8-K, filed with the SEC on February 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	26 CAPITAL ACQUISITION CORP.

	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Ader	Chief Executive Officer and Chairman of the Board	March 30, 2022
Jason Ader	(Principal Executive Officer)

/s/ John Lewis	Chief Financial Officer	March 30, 2022
John Lewis	(Principal Financial and Accounting Officer)

/s/ Rafi Ashkenazi
Rafi Ashkenazi	Director	March 30, 2022

/s/ Joseph Kaminkow	Director	March 30, 2022
Joseph Kaminkow

/s/ Gregory S. Lyss	Director	March 30, 2022
Gregory S. Lyss

/s/ J. Randall Waterfield	Director	March 30, 2022
J. Randall Waterfield