Form 10-Q
period 2022-03-31
26 Capital Acquisition Corp.
filed 2022-05-12
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$747,629	$1,508,283
Prepaid expenses	254,831	260,959
Total current assets	1,002,460	1,769,242
Investments held in Trust Account	275,037,809	275,016,371
Total Assets	$276,040,269	$276,785,613

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,026,492	$1,880,348
Due to related party	10,000	326
Convertible Working Capital Loan	1,500,000	1,500,000
Total current liabilities	3,536,492	3,380,674
Warrant liability	11,107,263	14,177,394
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	24,268,755	27,183,068

Commitments and Contingencies
Class A common stock subject to possible redemption, 27,500,000 shares at redemption value at March 31, 2022 and December 31, 2021	275,000,000	275,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 27,500,000 shares and 0 shares at redemption value of $10.00) at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	688	688
Additional paid-in capital	-	-
Accumulated deficit	(23,229,174)	(25,398,143)
Total Stockholders’ Deficit	(23,228,486)	(25,397,455)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,040,269	$276,785,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$922,600	$258,235
Loss from operations	(922,600)	(258,235)

Other income (expense):
Offering expenses related to warrant issuance	—	(1,021,001)
Loss on sale of private placement warrants	—	(2,422,739)
Unrealized gain on change in fair value of warrants	3,070,131	5,488,848
Trust interest income	21,438	3,169
Total other income	3,091,569	2,048,277

Net income	$2,168,969	$1,790,042

Weighted average shares outstanding, basic and diluted – Class A common stock	27,500,000	21,694,444
Basic and diluted net income per share – Class A common stock	$0.06	$0.06
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,690,278
Basic and diluted net income per common share – Class B common stock	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	6,875,000	$688	$-	$(25,398,143)	$(25,397,455)
Net income	-	-	-	-	-	2,168,969	2,168,969
Balance as of March 31, 2022 (unaudited)	-	$-	6,875,000	$688	$-	$(23,229,174)	$(23,228,486)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder ’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	6,900,000	$690	$24,310	$(1,018)	$23,982
Forfeiture of 25,000 shares by initial stockholders	-	-	(25,000)	(2)	2	-	-
Accretion for Class A common stock to redemption amount	-	-	-	-	(24,312)	(32,549,900)	(32,574,212)
Net income	-	-	-	-	-	1,790,042	1,790,042
Balance as of March 31, 2021 (unaudited)	-	$-	6,875,000	$688	$-	$(30,760,876)	$(30,760,188)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,168,969	$1,790,042
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(21,438)	(3,169)
Unrealized gain on change in fair value of warrants	(3,070,131)	(5,488,848)
Offering expenses related to warrant issuance	—	1,021,001
Loss on sale of private placement warrants	—	2,422,739
Changes in operating assets and liabilities:
Prepaid expenses	6,128	(423,955)
Due to related party	9,674	—
Accounts payable and accrued expenses	146,144	165,940
Net cash used in operating activities	(760,654)	(516,250)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	269,500,000
Proceeds from private placement	—	7,500,000
Repayment of promissory note to related party	—	(275,000)
Payments of offering costs	—	(496,025)
Net cash provided by financing activities	—	276,228,975

Net Change in Cash	(760,654)	712,725
Cash – Beginning of period	1,508,283	174,193
Cash – End of period	$747,629	$886,918

Non-cash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,625,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Trust Account

Following the closing of the IPO on January 20, 2021, $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart. Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $0.7 million in its operating bank account and working capital deficit of approximately $2.5 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023.

Management plans to address this uncertainty through the Business Combination as discussed under Note 7. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10K for the year ended December 31, 2021, filed by the Company with the SEC on March 30, 2022.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and expenses for the period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account held $275,037,809 and $275,016,371 in treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounitng Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add: accretion of carrying value to redemption value	32,574,212
Class A common stock subject to possible redemption	275,000,000

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,735,175	$433,794	$1,368,129	$421,913
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	21,694,444	6,690,278
Basic and diluted net income per share	$0.06	$0.06	$0.06	$0.06

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock are charged to the temporary equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative liability.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis at March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s ability to complete the Business Combination. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete the Business Combination.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of March 31, 2022 and December 31, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company.

Convertible Working Capital Loan

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021, December 31, 2021, and March 31, 2022 was $1,500,000 (see Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and 2021, the Company has incurred $30,000 and $26,452. As of March 31, 2022, the Company owed a balance of $10,000 to the Sponsor, which is recorded on the condensed balance sheet as due to related party.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of December 31, 2021, $326 remains payable. As of March 31, 2022, the Company owed a balance of $10,000 to it Sponsor for monthly administrative service.

Note 6 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,037,809	$275,037,809	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability	$11,107,263	$7,104,625	$—	$4,002,638

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,016,371	$275,016,371	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability	$14,177,394	$9,073,625	$—	$5,103,769

Initial Measurement — Public Warrants

The estimated fair value of the Public Warrants on January 20, 2021 was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model were assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimated the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate was based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants was simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values represented the Company’s best estimate. However, inherent uncertainties were involved. If factors or assumptions change, the estimated fair values could be materially different.

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the three months ended March 31, 2022 and the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $7,104,625 and $9,073,625, respectively.

Initial Measurement – Private Placement Warrants

The estimated fair value of the Private Placement Warrants on January 20, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Expected term (years)	5.26	5.26
Expected volatility	7.2%	11.2%
Risk-free interest rate	2.42%	1.28%
Fair value of the common stock price	$9.88	$9.85

The following tables set forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2022 and 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended March 31, 2022	(1,101,131)	(1,969,000)	(3,070,131)
Fair value as of March 31, 2022	$4,002,638	$7,104,625	$11,107,263

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended March 31, 2021	1,622,840	(7,111,688)	(5,488,848)
Fair value as of March 31, 2021	$11,545,579	$10,862,500	$22,408,079

Convertible Working Capital Loan

The fair value of the option to convert the convertible Working Capital Loan into private warrants was valued utilizing a Monte-Carlo model that values the embedded conversion feature. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the term to conversion. The term to conversion is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The estimated fair value of the convertible Working Capital Loan was based on the following significant inputs:

	December 31, 2021	March 31, 2022
Risk-free interest rate	1.28%	2.42%
Weighted time to conversion (in years)	0.26	0.22
Expected volatility	11.2%	7.2%
Fair value of the common stock price	$9.85	$9.88

The following tables present the changes in the fair value of the Level 3 convertible Working Capital Loan during the three months ended March 31, 2022 and 2021:

Fair value as of December 31, 2021	1,500,000
Change in fair value	-
Fair value as of March 31, 2022	$1,500,000

Fair value as of December 31, 2020	$-
Change in fair value	-
Fair value as of March 31, 2021	$-

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021 for the convertible Working Capital Loan.

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

Merger and Share Acquisition Agreement

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which subsequently changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and UERI, the “UEC Parties”). On February 15, 2022, the Company and the UEC parties entered into Amendment No. 1 to the Merger and Share Acquisition Agreement. On March 30, 2022, the Company and the UEC parties entered into Amendment No. 2 to the Merger and Share Acquisition Agreement.

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of UERI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of UERI upon the exercise of such subscription right.

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, UERI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of UERI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to UERI. The parties currently anticipate that the transaction will close prior to the resolution of all tax issues related to the Reorganization, which may result in UERI possessing only contractual rights over the shares of TRLEI for a period of time.

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for UERI common shares of UERI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such American depositary shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to UERI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by UERI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of UERI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of UERI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 27,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of March 31, 2022 and December 31, 2021, there were 6,875,000 Class B common shares issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Proposed Business Combination

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”). On February 15, 2022, the Company and the UEC Parties entered into Amendment No. 1 to the Merger and Share Acquisition Agreement. On March 30, 2022, the Company and the UEC entered into Amendment No. 2 to the Merger and Share Acquisition Agreement.

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a) at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of UERI (the “Merger”); and

(b) as a result of the Merger, among other things, all outstanding shares of common stock of the Company immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of UERI upon the exercise of such subscription right.

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, UERI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of UERI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to UERI.

Prior to Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for common shares of UERI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such shares being deemed made by and on behalf of the applicable stockholders of the Company (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, the Company will, prior to Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 Philippine pesos per share of common stock of the Company, which amount will either be paid by the Company to UERI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by UERI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of UERI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of UERI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

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

The issuance of additional shares in connection with the Merger by UERI to TRLEI or other investors:

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of $2,168,969 which was comprised of unrealized gain on change in fair value of warrants of $3,070,131, and interest income of $21,438 from investments held in our Trust Account, offset by formation and operating costs of $922,600.

For the three months ended March 31, 2021, we had a net income of $1,790,042 which was comprised of unrealized gain on change in fair value of warrants of $5,488,848, and interest income of $3,169 from investments held in our Trust Account, offset by formation and operating costs of $258,235, loss on sale of private placement warrants of $2,422,739, and offering expenses related to warrant issuance of $1,021,001.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had approximately $0.7 million in our operating bank account, and working capital deficit of approximately $2.5 million.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and expenses for the period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

26 CAPITAL ACQUISITION CORP.

Date: May 12, 2022	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)