Form 10-Q
period 2022-06-30
26 Capital Acquisition Corp.
filed 2022-08-15
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$177,801	$1,508,283
Prepaid expenses	187,562	260,959
Total current assets	365,363	1,769,242
Investments held in Trust Account	275,421,668	275,016,371
Total Assets	$275,787,031	$276,785,613

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,440,429	$1,880,348
Due to related party	—	326
Convertible Working Capital Loan	1,500,000	1,500,000
Income tax payable	49,066
Total current liabilities	3,989,495	3,380,674
Warrant liability	6,457,467	14,177,394
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	20,071,962	27,183,068

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption, 27,500,000 shares at $10.00 per share at June 30, 2022, and December 31, 2021	275,072,552	275,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(19,358,171)	(25,398,143)
Total Stockholders’ Deficit	(19,357,483)	(25,397,455)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$275,787,031	$276,785,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$1,041,034	$361,839	$1,963,634	$620,074
Loss from operations	(1,041,034)	(361,839)	(1,963,634)	(620,074)

Other income (expense):
Offering expenses related to warrant issuance	—	—	—	(1,021,001)
Loss on sale of private placement warrants	—	—	—	(2,422,739)
Unrealized gain on change in fair value of warrants	4,649,796	(5,371,489)	7,719,927	117,359
Trust interest income	383,859	4,180	405,297	7,349
Total other income (expense)	5,033,655	(5,367,309)	8,125,224	(3,319,032)

Income before provision for income taxes	3,992,621		6,161,590
Provision for income taxes	(49,066)		(49,066)
Net income (loss)	$3,943,555	$(5,729,148)	$6,112,524	$(3,939,106)

Weighted average shares outstanding, basic and diluted – Class A common stock subject to possible redemption	27,500,000	27,500,000	27,500,000	24,613,260
Basic and diluted net income (loss) per share – Class A common stock subject to possible redemption	$0.11	$(0.17)	$0.18	$(0.13)
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,875,000	6,875,000	6,783,149
Basic and diluted net income (loss) per common stock – Class B common stock	$0.11	$(0.17)	$0.18	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,875,000	$688	$—	$(25,398,143)	$(25,397,455)
Net income	—	—	—	2,168,969	2,168,969
Balance as of March 31, 2022	6,875,000	$688	$—	$(23,229,174)	$(23,228,486)
Accretion for Class A common stock to redemption amount	—	—	—	(72,552)	(72,552)
Net income	—	—	—	3,943,555	3,943,555
Balance as of June 30, 2022	6,875,000	$688	$—	$(19,358,171)	$(19,357,483)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	6,900,000	$690	$24,310	$(1,018)	$23,982
Forfeiture of 25,000 shares by initial stockholders	(25,000)	(2)	2	—	—
Accretion for Class A common stock to redemption amount	—	—	(24,312)	(32,549,900)	(32,574,212)
Net income	—	—	—	1,790,042	1,790,042
Balance as of March 31, 2021	6,875,000	$688	$—	$(30,760,876)	$(30,760,188)
Net loss	—	—	—	(5,729,148)	(5,729,148)
Balance as of June 30, 2021	6,875,000	$688	$—	$(36,490,024)	$(36,489,336)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,112,524	$(3,939,106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(405,297)	(7,349)
Unrealized gain on change in fair value of warrants	(7,719,927)	(117,359)
Offering expenses related to warrant issuance	—	1,021,001
Loss on sale of private placement warrants	—	2,422,739
Changes in operating assets and liabilities:
Prepaid expenses	73,397	(365,054)
Income tax payable	49,066
Due to related party	(326)	—
Accounts payable and accrued expenses	560,081	261,885
Net cash used in operating activities	(1,330,482)	(723,243)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	269,500,000
Proceeds from private placement	—	7,500,000
Repayment of promissory note to related party	—	(275,000)
Payments of offering costs	—	(496,025)
Net cash provided by financing activities	—	276,228,975

Net Change in Cash	(1,330,482)	505,732
Cash – Beginning of period	1,508,283	174,193
Cash – End of period	$177,801	$679,925

Non-cash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,625,000
Forfeiture of 25,000 shares by initial stockholders	$—	$2
Accretion of Class A common stock to redemption value	$72,552	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $0.2 million in its operating bank account and working capital deficit of approximately $3.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan and it’s still outstanding as of June 30, 2022.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the SEC on March 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account held $275,421,668 and $275,016,371 in treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add: accretion of carrying value to redemption value	32,574,212
Contingently redeemable Class A ordinary shares, December 31, 2021	$275,000,000
Add: accretion of carrying value to redemption value	72,552
Contingently redeemable Class A ordinary shares, June 30, 2022	$275,072,552

Net Income (Loss) Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,154,844	$788,711	$4,890,019	$1,222,505
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	27,500,000	6,875,000
Basic and diluted net income per share	$0.11	$0.11	$0.18	$0.18

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(4,583,318)	$(1,145,830)	$(3,088,068)	$(851,038)
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	24,613,260	6,783,149
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.13)	$(0.13)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.8% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.8% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of June 30, 2022 and December 31, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company. As of June 30, 2022 and December 31, 2021, there were no outstanding under the promissory note.

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021, December 31, 2021, and June 30, 2022 was $1,500,000 (see Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and 2021, the Company has incurred $60,000 and $56,452, respectively. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance to it Sponsor, which is recorded on the condensed balance sheet as due to related party.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of December 31, 2021, $326 remained payable. As of June 30, 2022, the Company had no outstanding balance.

Note 6 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,421,668	$275,421,668	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability	$6,457,467	$4,125,000	$—	$2,332,467

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,016,371	$275,016,371	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability	$14,177,394	$9,073,625	$—	$5,103,769

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the three and six months ended June 30, 2022 and the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $4,125,000 and $9,073,625, respectively.

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

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.26	5.26
Expected volatility	3.5%	11.2%
Risk-free interest rate	3.01%	1.28%
Fair value of the common stock price	$9.81	$9.85

The following tables set forth a summary of the changes in the fair value of the warrant liability for the three and six months ended June 30, 2022 and 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended March 31, 2022	(1,101,131)	(1,969,000)	(3,070,131)
Fair value as of March 31, 2022	4,002,638	7,104,625	11,107,263
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended June 30, 2022	(1,670,171)	(2,979,625)	(4,649,796)
Fair value as of June 30, 2022	$2,332,467	4,125,000	6,457,467

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended March 31, 2021	1,622,840	(7,111,688)	(5,488,848)
Fair value as of March 31, 2021	11,545,579	10,862,500	22,408,079
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended June 30, 2021	1,246,489	4,125,000	5,371,489
Fair value as of June 30, 2021	$12,792,068	$14,987,500	$27,779,568

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

The estimated fair value of the convertible Working Capital Loan was based on the following significant inputs:

	December 31, 2021	June 30, 2022
Risk-free interest rate	1.28%	3.01%
Weighted time to conversion (in years)	0.26	0.26
Expected volatility	11.2%	3.5%
Fair value of the common stock price	$9.85	$9.81

The following table present the changes in the fair value of the Level 3 convertible Working Capital Loan during the three and six months ended June 30, 2022:

Fair value as of December 31, 2021	$1,500,000
Change in fair value	—
Fair value as of March 31, 2022	1,500,000
Change in fair value	—
Fair value as of June 30, 2022	$1,500,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 and the year ended December 31, 2021 for the convertible Working Capital Loan.

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

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Acquisition Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Acquisition Agreement. On June 29, the Company and TRA entered into a letter agreement that waived certain termination rights under the Merger and Share Acquisition Agreement until October 1, 2022.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 27,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 30, 2022 and December 31, 2021, there were 6,875,000 Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Proposed Business Combination

On October 15, 2021, we entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”). On February 15, 2022, we entered into Amendment No. 1 to the Merger and Share Acquisition Agreement with the UEC Parties. On March 30, 2022, we entered into Amendment No. 2 to the Merger and Share Acquisition Agreement with the UEC Parties.

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a)	at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into us, the separate corporate existence of Merger Sub will cease and we will be the surviving corporation and a wholly-owned subsidiary of UERI (the “Merger”); and

(b)	as a result of the Merger, among other things, all of our outstanding shares of common stock immediately prior to Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement (as defined herein) and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of UERI upon the exercise of such subscription right.

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

Prior to Closing, but after the redemption of our certain shares, we will, as agent acting on behalf of our stockholders, subscribe for common shares of UERI, at a price equal to their par value of 0.05 Philippine pesos, with the cash payment for such shares being deemed made by and on behalf of our applicable stockholders (the “Subscription”). In order to fund the cash payment on behalf the applicable stockholders, we will, prior to Closing, declare and pay a cash dividend on the shares of our common stock in the amount of 0.05 Philippine pesos per share of common stock, which amount will either be paid by us to UERI in accordance with the Subscription Agreement or paid to the holders of our shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by us).

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by our stockholders, (c) the effectiveness of the registration statement filed by UERI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of UERI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of UERI’s organizational documents in accordance with the Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either us or the UEC Parties in certain other circumstances set forth in the Merger and Share Subscription Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the us or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) our stockholders do not approve the Transactions as outlined in the Merger and Share Subscription Agreement.

The Merger and Share Subscription Agreement and other support agreements have been filed as exhibits to and described in our Current Report on Form 8-K filed with the SEC on October 18, 2021.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net income of $3,943,555 which was comprised of unrealized gain on change in fair value of warrants of $4,649,796, and interest income of $383,859 from investments held in our Trust Account, offset by formation and operating costs of $1,041,034 and provision for income tax of $49,066.

For the six months ended June 30, 2022, we had a net income of $6,161,590 which was comprised of unrealized gain on change in fair value of warrants of $7,719,927, and interest income of $405,297 from investments held in our Trust Account, offset by formation and operating costs of $1,963,634 and provision for income tax of $49,066.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had approximately $0.2 million in our operating bank account, and working capital deficit of approximately $3.3 million.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the our unaudited condensed balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (loss) Per Share of Common Stock

We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase the our stock was excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

PART II—OTHER INFORMATION

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

26 CAPITAL ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)