Form 10-Q
period 2022-09-30
26 Capital Acquisition Corp.
filed 2022-11-14
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39900

26 CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85- 2695910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Edge Miami 701 Brickell Avenue Suite 1550 Miami, Florida 33131
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

As of November 14, 2022, there were 27,500,000 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assests:
Cash	$340,915	$1,508,283
Prepaid expenses	96,125	260,959
Total current assets	437,040	1,769,242
Investments held in Trust Account	276,352,272	275,016,371
Total Assets	$276,789,312	$276,785,613

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,151,892	$1,880,348
Due to related party	-	326
Convertible Working Capital Loan	1,679,075	1,500,000
Income tax payable	293,237	-
Total current liabilities	5,124,204	3,380,674
Warrant liability	6,844,563	14,177,394
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	21,593,767	27,183,068

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption, $0.0001 par value; 27,500,000 shares at $10.04 and $10.00 per share redemption value at September 30, 2022, and December 31, 2021, respectively	276,029,807	275,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	688	688
Additional paid-in capital	-	-
Accumulated deficit	(20,834,950)	(25,398,143)
Total Stockholders’ Deficit	(20,834,262)	(25,397,455)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,789,312	$276,785,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$960,608	$573,575	$2,924,242	$1,193,649
Loss from operations	(960,608)	(573,575)	(2,924,242)	(1,193,649)

Other income (expense):
Offering expenses related to warrant issuance	—	—	—	(1,021,001)
Loss on sale of private placement warrants	—	—	—	(2,422,739)
Unrealized loss on change in fair value of convertible note	(179,075)	—	(179,075)	—
Unrealized gain (loss) on change in fair value of warrants	(387,096)	8,482,545	7,332,831	8,599,904
Interest earned on investments held in Trust Account (see page 4)	1,251,426	4,225	1,656,723	11,574
Total other income, net	685,255	8,486,770	8,810,479	5,167,738

Income (loss) before provision for income taxes	(275,353)	7,913,195	5,886,237	3,974,089
Provision for income taxes	244,171	—	293,237	—
Net income (loss)	$(519,524)	$7,913,195	$5,593,000	$3,974,089

Weighted average shares outstanding, basic and diluted – Class A common stock subject to possible redemption	27,500,000	27,500,000	27,500,000	25,680,147
Basic and diluted net income (loss) per share – Class A common stock subject to possible redemption	$(0.02)	$0.23	$0.16	$0.12
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,875,000	6,875,000	6,814,103
Basic and diluted net income (loss) per common stock – Class B common stock	$(0.02)	$0.23	$0.16	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,875,000	$688	$—	$(25,398,143)	$(25,397,455)
Net income	—	—	—	2,168,969	2,168,969
Balance as of March 31, 2022	6,875,000	688	—	(23,229,174)	(23,228,486)
Accretion of Class A common stock subject to possible redemption	—	—	—	(72,552)	(72,552)
Net income	—	—	—	3,943,555	3,943,555
Balance as of June 30, 2022	6,875,000	688	$—	(19,358,171)	(19,357,483)
Accretion of Class A common stock subject to possible redemption	—	—	—	(957,255)	(957,255)
Net loss	—	—	—	(519,524)	(519,524)
Balance as of September 30, 2022	6,875,000	$688	$—	$(20,834,950)	$(20,834,262)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	6,900,000	$690	$24,310	$(1,018)	$23,982
Forfeiture of 25,000 shares by initial stockholders	(25,000)	(2)	2	—	—
Accretion of Class A common stock subject to possible redemption	—	—	(24,312)	(32,549,900)	(32,574,212)
Net income	—	—	—	1,790,042	1,790,042
Balance as of March 31, 2021	6,875,000	688	—	(30,760,876)	(30,760,188)
Net loss	—	—	—	(5,729,148)	(5,729,148)
Balance as of June 30, 2021	6,875,000	688	—	(36,490,024)	(36,489,336)
Net income	—	—	—	7,913,195	7,913,195
Balance as of September 30, 2021	6,875,000	$688	$—	$(28,576,829)	$(28,576,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,593,000	$3,974,089
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,656,723)	(11,574)
Unrealized gain on change in fair value of warrants	(7,332,831)	(8,599,904)
Unrealized loss on change in fair value of convertible note	179,075	—
Offering expenses related to warrant issuance	—	1,021,001
Loss on sale of private placement warrants	—	2,422,739
Changes in operating assets and liabilities:
Prepaid expenses	164,834	(305,507)
Income tax payable	293,237	—
Due to related party	(326)	10,000
Accounts payable and accrued expenses	1,271,544	397,451
Net cash used in operating activities	(1,488,190)	(1,091,705)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	320,822	—
Net cash provided by (used in) investing activities	320,822	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	269,500,000
Proceeds from private placement	—	7,500,000
Repayment of promissory note to related party	—	(275,000)
Payments of offering costs	—	(496,025)
Net cash provided by financing activities	—	276,228,975

Net Change in Cash	(1,167,368)	137,270
Cash – Beginning of period	1,508,283	174,193
Cash – End of period	$340,915	$311,463

Non-cash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,625,000
Forfeiture of 25,000 shares by initial stockholders	$—	$2

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $0.3 million in its operating bank account and working capital deficit of approximately $4.4 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. As of September 30, 2022, $1,679,075 is outstanding under the loan.

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

The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Management plans to address this uncertainty through the Business Combination as discussed under Note 7. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future interim periods.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Two of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities and the fair value of the Convertible Working Capital Loan.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Trust Account held $276,352,272 and $275,016,371 in treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Convertible Working Capital Loan

The Company has elected the fair value option to account for its working capital loan-related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add: accretion of carrying value to redemption value	32,574,212
Contingently redeemable Class A ordinary shares, December 31, 2021	275,000,000
Add: accretion of carrying value to redemption value	1,029,807
Contingently redeemable Class A ordinary shares, September 30, 2022	$276,029,807

Net Income (Loss) Per Share of Common Stock

The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(415,619)	$(103,905)	$4,474,400	$1,118,600
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	27,500,000	6,875,000
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.16	$0.16

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted income loss per share:
Numerator:
Allocation of net income	$6,330,556	$1,582,639	$3,140,715	$833,374
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	25,680,147	6,814,103
Basic and diluted net income per share	$0.23	$0.23	$0.12	$0.12

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 88.68% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 4.98% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of September 30, 2022 and December 31, 2021, $275,000,000 of the IPO proceeds was held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company. As of September 30, 2022 and December 31, 2021, there were no outstanding under the promissory note.

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021 and December 31, 2021 was $1,500,000. The fair value of the note as of September 30, 2022 was $1,679,075 (see Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 for these services, respectively. For the three and nine months ended September 30, 2021, the Company has incurred $30,000 and $86,452 for these services, respectively. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance to its Sponsor.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of December 31, 2021, $326 remained payable. As of September 30, 2022, the Company had no outstanding balance.

Note 6 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$276,352,272	$276,352,272	$—	$—
Liabilities:
Convertible promissory note – related party	$1,679,075	$—	$—	$1,679,075
Warrant Liability	$6,844,563	$4,262,500	$—	$2,582,063

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,016,371	$275,016,371	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability	$14,177,394	$9,073,625	$—	$5,103,769

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the three and nine months ended September 30, 2022 and the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $4,262,500 and $9,073,625, respectively.

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

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Expected term (years)	5.48	5.26
Expected volatility	21.6%	11.2%
Risk-free interest rate	4.04%	1.28%
Fair value of the common stock price	$9.87	$9.85

The following tables set forth a summary of the changes in the fair value of the warrant liability for the three and nine months ended September 30, 2022 and 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended March 31, 2022	(1,101,131)	(1,969,000)	(3,070,131)
Fair value as of March 31, 2022	$4,002,638	$7,104,625	$11,107,263
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended June 30, 2022	(1,670,171)	(2,979,625)	(4,649,796)
Fair value as of June 30, 2022	$2,332,467	$4,125,000	$6,457,467
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended September 30, 2022	249,596	137,500	387,096
Fair value as of September 30, 2022	$2,582,063	$4,262,500	$6,844,563

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended March 31, 2021	1,622,840	(7,111,688)	(5,488,848)
Fair value as of March 31, 2021	11,545,579	10,862,500	22,408,079
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended June 30, 2021	1,246,489	4,125,000	5,371,489
Fair value as of June 30, 2021	$12,792,068	$14,987,500	$27,779,568
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended September 30, 2021	(4,965,295)	(3,517,250)	(8,482,545)
Fair value as of September 30, 2021	$7,826,773	$11,470,250	$19,297,023

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

The estimated fair value of the convertible Working Capital Loan was based on the following significant inputs:

	December 31, 2021	September 30, 2022
Risk-free interest rate	1.28%	4.06%
Weighted time to conversion (in years)	0.26	5.49
Expected volatility	11.2%	21.6%
Fair value of the common stock price	$9.85	$9.87

The following table present the changes in the fair value of the Level 3 convertible Working Capital Loan during the three and nine months ended September 30, 2022:

Fair value as of December 31, 2021	$1,500,000
Change in fair value	—
Fair value as of March 31, 2022	1,500,000
Change in fair value	—
Fair value as of June 30, 2022	$1,500,000
Change in fair value	179,075
Fair value as of September 30, 2022	$1,679,075

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 and the year ended December 31, 2021 for the convertible Working Capital Loan.

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

On January 20, 2021, the underwriter partially exercised the over-allotment option to purchase 3,500,000 Units and paid a fixed underwriting discount in aggregate of $5,500,000. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $9,625,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Merger and Share Acquisition Agreement

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which subsequently changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and UERI, the “UEC Parties”). On February 15, 2022, the Company and the UEC parties entered into Amendment No. 1 to the Merger and Share Acquisition Agreement. On March 30, 2022, the Company and the UEC parties entered into Amendment No. 2 to the Merger and Share Acquisition Agreement. On June 28, 2022, and September 29, 2022, the Company and TRA entered into letter agreements that waived certain termination rights under the Merger and Share Acquisition Agreement.

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

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the Merger and Share Acquisition Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the Merger and Share Acquisition Agreement. On June 28, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the Merger and Share Acquisition Agreement until October 1, 2022. On September 29, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the Merger and Share Acquisition Agreement until October 1, 2023.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 27,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of September 30, 2022 and December 31, 2021, there were 6,875,000 Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

On October 25, 2022, the Company filed a preliminary proxy statement for a special meeting of stockholders (the “Meeting”), to, among other things, approve proposals to amend the Company’s charter and trust agreement to extend the date by which the Company would be required to consummate a business combination from January 20, 2023 to October 20, 2023 (the “Extension”). The date and time of the Meeting will be announced in a definitive proxy statement to be filed by the Company.

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

Proposed Business Combination

On October 15, 2021, we entered into an Agreement and Plan of Merger and Share Acquisition (the “Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and OMI, the “UEC Parties”). On February 15, 2022, we entered into Amendment No. 1 to the Merger and Share Acquisition Agreement with the UEC Parties. On March 30, 2022, we entered into Amendment No. 2 to the Merger and Share Acquisition Agreement with the UEC Parties. On June 28, 2022, and September 29, 2022, the Company and TRA entered into letter agreements that waived certain termination rights under the Merger and Share Acquisition Agreement.

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

The Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either us or the UEC Parties in certain other circumstances set forth in the Merger and Share Subscription Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the us or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) our stockholders do not approve the Transactions as outlined in the Merger and Share Subscription Agreement. On June 28, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the Merger and Share Acquisition Agreement until October 1, 2022. On September 29, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the Merger and Share Acquisition Agreement until October 1, 2023.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net loss of $519,524 which was comprised of unrealized loss on change in fair value of warrants of $387,096, unrealized loss on change in fair value of convertible note of $179,075, formation and operating costs of $960,608 and provision for income tax of $244,171, offset by interest income of $1,251,426 from investments held in our Trust Account.

For the nine months ended September 30, 2022, we had a net income of $5,593,000 which was comprised of unrealized gain on change in fair value of warrants of $7,332,831 and interest income of $1,656,723 from investments held in our Trust Account, offset by unrealized loss on change in fair value of convertible note of $179,075, formation and operating costs of $2,924,242 and provision for income tax of $293,237.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had approximately $0.3 million in our operating bank account, and working capital deficit of approximately $4.4 million.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 20, 2023. We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of our mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.

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

Convertible Working Capital Loan

The Company has elected the fair value option to account for its working capital loan-related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Net Income (loss) Per Share of Common Stock

We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 potential common stock for outstanding warrants to purchase our stock was excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report of 26 Capital Acquisition Corp. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2022 (the “Report”), other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There are no assurances that the Extension will enable us to complete a Business Combination.

On October 25, 2022, the Company filed a preliminary proxy statement for a special meeting of stockholders (the “Meeting”), to, among other things, approve proposals to amend the Company’s charter and trust agreement to extend the date by which the Company would be required to consummate a business combination from January 20, 2023 to October 20, 2023 (the “Extension”). The date and time of the Meeting will be announced in a definitive proxy statement to be filed by the Company. Approving the Extension involves a number of risks. Even if the Extension is approved, the Company can provide no assurances that the Business Combination (such as the UEI Merger) will be consummated prior to the Extended Date. Our ability to consummate the Business Combination (such as the UEI Merger) is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved, the Company expects to seek stockholder approval of the Business Combination (such as the UEI Merger). We are required to offer stockholders the opportunity to redeem shares in connection with the Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Business Combination. Even if the Extension or the Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate the Business Combination (such as the UEI Merger) on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and the Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

As described under the section below entitled “The Extension Amendment Proposal — Redemption Rights”, if the deadline for us to complete a Business Combination (currently January 20, 2023) is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, and we expect that we will, following such date, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in  as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently some uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement. We do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. Our Sponsor is not controlled by and does not have substantial ties with a non-U.S. person.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of September 30, 2022 relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

26 CAPITAL ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)