Form 10-K
period 2022-12-31
26 Capital Acquisition Corp.
filed 2023-04-17
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $269,775,000.

As of April 16, 2023 there were 3,430,228 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the UEI Business Combination (as defined below) or an alternative initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses if the UEI Business Combination is not consummated;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities if the UEI Business Combination is not consummated;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Special Meeting” are to the Company’s special meeting in lieu of the annual meeting of stockholders held on December 14, 2022;

●	“Additional Extension Loans” are to the additional amounts to be loaned from our sponsor to the Company in connection with the Extension (as defined below) in the amount of $275,000 per month, or portion thereof, that is needed by the Company to complete the initial business combination until the Extended Date (as defined below);

●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation, as amended;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to 26 Capital Acquisition Corp.;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“Convertible Note” are to the unsecured convertible promissory note we issued to our sponsor on January 11, 2023, pursuant to which we may borrow an aggregate maximum amount of $2,500,000 to pay fees and expenses and other general corporate purposes;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extended Date” are to October 20, 2023, the date by which we must consummate our initial business combination pursuant to the Extension;

●	“Extension” are to the extension of the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors), as approved by the stockholders of the Company at the 2022 Special Meeting;

●	“Extension Loans” are to the Initial Extension Loan (as defined below) together with the Additional Extension Loans;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in a private placement and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Extension Loan” are to our sponsor’s initial loan to the Company in the amount of $275,000 in connection with the Extension:

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Sub” are to Project Tiger Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of UEI (as defined below);

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“IPO Registration Statement” are to the registration statement on Form S-1 originally filed with the SEC (as defined below) on December 23, 2021, as amended, and declared effective on January 14, 2021 (File Nos. 333-251682 and 333-252111);

●	“Reorganization” are to the reorganization of parts of the business of TRA prior to the UEI Closing (as defined below) in accordance with the UEI Merger and Share Acquisition Agreement;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to 26 Capital Holdings LLC, a Delaware limited liability company controlled by an affiliate of SpringOwl Capital Management and ultimately controlled by our Chairman and Chief Executive Officer, Jason Ader;

●	“SpringOwl” are to SpringOwl Asset Management LLC, an affiliate of the Company;

●	“Subscription” are to the subscription under the Subscription Agreement (as defined below) by the Company, as agent acting on behalf of its stockholders, for common shares of UEI prior to the UEI Closing, but after the redemption of certain shares of the Company;

●	“Subscription Agreement” are to the subscription agreement to be entered into by and by between the Company and UEI in connection with the UEI Closing;

●	“TRA” are to Tiger Resort Asia Ltd., a Hong Kong private limited company;

●	“TRLEI” are to Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation and a subsidiary of TRA;

●	“trust account” are to the trust account in which an amount of $275,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and the private placement warrants was placed following the closing of the initial public offering.

●	“UEC Parties” are to Merger Sub, TRA, TRLEI, and UEI, collectively;

●	“UEI” are to UE Resorts International, Inc. (formerly Okada Manila International, Inc.), a Philippine corporation which is currently a subsidiary of TRLEI;

●	“UEI Business Combination” are to the agreements and transactions contemplated by the UEI Merger and Share Acquisition Agreement (as defined below);

●	“UEI Closing” are to the closing of the UEI Transactions (as defined below)

●	“UEI Merger” are to the merger of Merger Sub with and into the Company, where the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of UEI;

●	“UEI Merger and Share Acquisition Agreement” are to the Agreement and Plan of Merger and Share Acquisition by and among the Company and the UEC Parties, as amended;

●	“UEI Registration Rights Agreement” are to the registration rights agreement to be entered into at the UEI Closing by and among TRA, UEI, the Company, our sponsor and certain other parties as contemplated by the UEI Merger and Share Acquisition Agreement;

●	“UEI Registration Statement” are to the registration statement, which will include a proxy statement/prospectus prepared by the Company, to be filed by UEI with the SEC in connection with the UEI Business Combination;

●	“UEI Transactions” are to the transactions contemplated by the UEI Merger and Share Acquisition Agreement;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“Withum,” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination.

Initial Public Offering

On January 20, 2021, we consummated our initial public offering of 27,500,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $275,000,000.

Simultaneously with the closing of the initial public offering, we completed the private placement of 7,500,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,500,000.

A total of $275,000,000, comprised of $267,500,000 of the proceeds from the initial public offering and $7,500,000 of the proceeds from the private placement was placed in the trust account maintained by Continental, acting as trustee.

We originally had up to 24 months from the closing of our initial public offering, or until January 20, 2023, to consummate an initial business combination. However, at the 2022 Special Meeting held on December 14, 2022, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors).

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jason Ader, our Chief Executive Officer, and John Lewis, our Chief Financial Officer, who have many years of experience in driving transformative change in businesses in order to create value for stockholders. We must complete our initial business combination by October 20, 2023, 33 months from the closing of our initial public offering. If our initial business combination is not consummated by October 20, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

UEI Business Combination

On October 15, 2021, the Company entered into the UEI Merger and Share Acquisition Agreement, which was amended on February 15, 2022, March 30, 2022 and September 29, 2022.

The UEI Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, following the Reorganization and the Subscription:

(a) at the UEI Closing, upon the terms and subject to the conditions of the UEI Merger and Share Acquisition Agreement and in accordance with the DGCL, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly-owned subsidiary of UEI; and

(b) as a result of the UEI Merger, among other things, all outstanding shares of common stock of the Company immediately prior to the UEI Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of UEI upon the exercise of such subscription right.

Our board of directors has unanimously (a) approved and declared advisable the UEI Merger and Share Acquisition Agreement and the UEI Business Combination and (b) resolved to recommend approval of the UEI Merger and Share Acquisition Agreement and related matters by the stockholders of the Company. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the UEI Merger and Share Acquisition Agreement.

The Reorganization

Prior to the UEI Closing, TRA will effect a reorganization of parts of its business in accordance with the UEI Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, UEI will become a direct subsidiary of TRA, TRLEI will become a wholly-owned direct subsidiary of UEI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to UEI.

Subscription

Prior to the UEI Closing, but after the redemption of certain shares of the Company, the Company will, as agent acting on behalf of its stockholders, subscribe for common shares of UEI, at a price equal to their par value of 0.05 PHP (0.05 Philippine pesos), with the cash payment for such shares being deemed made by and on behalf of the applicable stockholders of the Company. In order to fund the cash payment on behalf the applicable Company stockholders, the Company will, prior to the UEI Closing, declare and pay a cash dividend on the shares of common stock of the Company in the amount of 0.05 PHP per share of common stock of the Company, which amount will either be paid by the Company to UEI in accordance with the Subscription Agreement or paid to holders of the Company’s shares of common stock who elect not to participate in the Subscription (but have not elected to have their shares redeemed by the Company).

Conditions to the UEI Closing

The UEI Business Combination is subject to the satisfaction or waiver of certain customary mutual closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the UEI Business Combination, (b) the approval of the UEI Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the UEI Registration Statement, (d) the receipt of approval for listing of UEI’s common shares on Nasdaq, (e) the completion of the Reorganization, (f) the amendment of UEI’s organizational documents substantially in the form attached to the UEI Merger and Share Subscription Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

Other conditions to the Company’s obligations to consummate the UEI Business Combination include, among others, (a) that representations and warranties of the UEC Parties are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (b) performance of covenants by the UEC Parties in all material respects and (c) the absence of a material adverse effect on the UEC Parties.

Other conditions to the UEC Parties’ obligations to consummate the UEI Business Combination include, among others, that (a) representations and warranties of the Company are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (b) performance of covenants by the Company in all material respects and (c) the absence of a material adverse effect on the Company.

Covenants

The UEI Merger and Share Acquisition Agreement contains additional covenants, including, among others, providing for (a) the parties to conduct their respective businesses in the ordinary course through the UEI Closing, (b) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (c) UEI to prepare and deliver to the Company certain audited consolidated financial statements of TRLEI and pro forma financial statements giving effect to the UEI Transactions that comply with the requirements of Regulation S-X under the rules and regulations of the SEC (as interpreted by the staff of the SEC), (d) UEI to prepare and file the UEI Registration Statement, and (e) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies and consummate the UEI Business Combination.

Representations and Warranties

The UEI Merger and Share Acquisition Agreement contains customary representations and warranties by the Company and the UEC Parties. The representations and warranties of the respective parties to the UEI Merger and Share Subscription Agreement generally will not survive the UEI Closing.

Termination

The UEI Merger and Share Acquisition Agreement may be terminated at any time prior to the UEI Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEC Parties in certain other circumstances set forth in the UEI Merger and Share Subscription Agreement, including a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEC Parties (i) if any governmental authority shall have issued an order preventing consummation of the UEI Business Combination, (ii) in the event the UEI Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the UEI Business Combination as outlined in the UEI Merger and Share Subscription Agreement.

On June 29, 2022, the Company and TRA entered into a waiver pursuant to Section 8.1(d) of the UEI Merger and Share Acquisition Agreement, pursuant to which the parties irrevocably waived the right to terminate the UEI Merger and Share Acquisition Agreement in the event the UEI Closing does not occur by July 1, 2022 through and until October 1, 2022.

On September 29, 2022, the Company and TRA entered into another waiver pursuant to Section 8.1(d) of the UEI Merger and Share Acquisition Agreement, pursuant to which the parties irrevocably waived the right to terminate the UEI Merger and Share Acquisition Agreement in the event the UEI Closing does not occur by July 1, 2022 through and until October 1, 2023.

Subscription Agreement

The UEI Merger and Share Acquisition Agreement contemplates that, in connection with the UEI Closing, UEI and the Company will enter the Subscription Agreement. Pursuant to the Subscription Agreement, the Company, as agent for its participating stockholders, will subscribe for common shares in UEI that will be delivered to the Company stockholders in connection with the UEI Merger.

The foregoing description of the Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreement.

Registration Rights Agreement

The UEI Merger and Share Acquisition Agreement contemplates that, at the UEI Closing, TRA, UEI, the Company, our sponsor, and certain other parties will enter into the UEI Registration Rights Agreement. Pursuant to the UEI Registration Rights Agreement, UEI will be required to register for resale securities held by the stockholders party thereto. UEI will have no obligation to facilitate or participate in more than a specified number of certain offerings at the request or demand of certain stockholders. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by UEI. UEI will bear the expenses incurred in connection with the filing of any registration statements pursuant to the UEI Registration Rights Agreement. In addition, among other things, the UEI Registration Rights Agreement provides for certain lock-up periods post-UEI Closing with respect to certain securities of UEI held by certain stockholders.

The issuance of additional shares in connection with the UEI Merger by UEI to TRLEI or other investors:

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

We expect to continue to incur significant costs in the pursuit of the UEI Business Combination. We cannot assure you that our plans to raise capital or to complete the UEI Business Combination will be successful.

For more information regarding the UEI Business Combination, see the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2021 and the UEI Registration Statement. Other than as specifically discussed herein, this Report does not assume the closing of the UEI Business Combination.

Our Search for Business Combination Opportunities

Our sponsor is an affiliate of SpringOwl, a registered investment adviser with investment experience and a track record of value creation in companies operating in the public markets. Led by SpringOwl’s co-founder, Jason Ader, we have assembled a seasoned team of investment professionals and directors whom we believe will help us execute our investment strategy. Through our affiliation with our sponsor, we seek to acquire established private companies that we believe are fundamentally sound but potentially in need of financial, operational, strategic, or managerial transformation to create a compelling investment opportunity for our stockholders. We also target segments of existing public companies that do not fit strategically within their existing structure and/or which are significantly undervalued. We focus on companies and corporate segments which we believe offer an opportunity for stockholder value creation through the combination of several elements: (i) an attractive valuation, (ii) a clear plan to unlock incremental value through operational and/or strategic improvements, (iii) a partial sale of existing operations to those more highly valued in the public markets and/or (iv) a clear path to bring the target company to the public market. In our dealings with private companies, we offer existing owners an option to create partial liquidity, transition their legacy to a public company and/or resolve any fragmented ownership or succession planning issues. In all of our opportunities, we seek to implement best-in-class public company governance and to drive the target business to a higher level of performance and value.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused on industries that align with the background of our sponsor and management. These industries include the gaming and gaming technology, branded consumer, lodging and entertainment, and Internet commerce sectors, which we refer to as our targeted sectors. We believe that there are many potential business combination targets within these industries that could become attractive public companies, such as UEI. Furthermore, we believe that we are well-positioned to drive ongoing value creation post-business combination, based on the operational and investment experience and track record of our team within our targeted sectors over time. We believe our team is well-suited to identify and execute on opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. We are not, however, required to complete our initial business combination within our targeted sectors, and, as a result, we may pursue a business combination outside of these industries.

Our Sponsor: 26 Capital Holdings LLC, an affiliate of SpringOwl Asset Management LLC

Our sponsor, 26 Capital Holdings LLC, is a special purpose vehicle under common control with SpringOwl Asset Management LLC. Our sponsor is majority-owned by our Chairman and Chief Executive Officer, Jason Ader. SpringOwl, which was founded in 2013, is a New York-based SEC-registered asset management firm and independent sponsor leading corporate turnarounds, with a particular focus on the gaming and gaming technology, real estate, lodging, and other consumer sectors. SpringOwl seeks to produce superior risk-adjusted returns by investing in high-conviction public equity investments. SpringOwl and its affiliates have acquired stakes in a variety of public companies with the goal to improve their valuation, operation, governance and strategic initiatives. The following highlights several of SpringOwl’s approach to investing in public companies:

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

We believe SpringOwl’s differentiated platform provides us with key advantages, including (i) extensive research capabilities and industry expertise, (ii) deal flow from institutional client relationships, banks, brokers and other intermediaries, (iii) a strong network of proven operators, executives and board members with expertise across various industries, (iv) an ability to attract talented investment professionals and advisors, and (v) significant experience in positioning companies for success in the public equity markets through a focus on operational value creation implemented according to specific, executable plans, along with enhanced corporate governance. Additionally, we believe that SpringOwl’s reputation with institutional equity investors will ensure that investors consider the pro-forma impact of a business combination and the value creation plan that we intend to implement. SpringOwl is not an investment adviser to the company.

Business Strategy

Our business strategy has been and continues to be to identify and complete our initial business combination with a company that can benefit from the strategic and transactional experience of SpringOwl and our management to transform the company and create stockholder value, such as UEI. We believe our sponsor, executive officers and independent directors will have access to a wide range of opportunities due to their extensive network of relationships with management teams of public and private companies, private equity sponsors, other public investors, investment bankers, lenders, restructuring advisers, attorneys, accountants, and other consultants and intermediaries.

The investment teams of SpringOwl and its predecessor have developed extensive experience working with management teams of public companies, across market capitalizations and industries, in order to unlock stockholder value. Over the past ten years, SpringOwl’s team has been actively involved with dozens of public companies and has developed an extensive network of operators and advisors with whom it works. SpringOwl typically focuses on investment opportunities in public companies in need of transformation and looks to work with those companies to effect such transformations through operational improvements, changes in strategic focus, improved execution, enhanced corporate governance and oversight, and/or by providing strategic capital. During this period, 5-10 of the companies in which SpringOwl or its affiliates invested and interacted with management and/or the board of directors have engaged in change of control transactions. We believe this track record of public company value creation and SpringOwl’s practices in partnering with companies and their shareholders to effect change are relevant capabilities for private companies seeking a public listing, and present a compelling value proposition for such potential target businesses.

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

We believe that our management team’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. Additionally, we believe that SpringOwl’s extensive experience investing in, and its and its nominees serving on the boards of companies that are undergoing strategic and/or operational transformations, further increases the chances of successfully identifying a quality business where we can employ our practices to improve performance and valuation while it undergoes strategic and/or operational changes. We have deployed a proactive sourcing strategy and focus on companies where we believe the combination of our management team’s operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and create value for our stockholders. Since the completion of our initial public offering, members of our management team and SpringOwl have been actively searching for a target business, such as UEI, by communicating with their network of relationships and other interested parties. These communications have articulated our initial business combination criteria, including the parameters of our search for a target business, and have begun the process of pursuing and reviewing promising leads.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of UEI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Acquisition Criteria

We believe we have the opportunity to pursue a differentiated set of potential acquisition targets due to our management team’s and SpringOwl’s experience in driving transformative change in businesses in order to create value for stockholders. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and set us apart from other sources of capital pursuing target businesses in our areas of focus. While we have used these criteria and guidelines in evaluating acquisition opportunities, such as the UEI Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We seek to acquire companies or segments of existing public companies that meet the following criteria:

●	Benefit substantially from being public. Public currency will accelerate their growth prospects for both organic and inorganic growth.

●	Operate in industries with strong potential and a stable competitive environment.

●	Underperform their industries, and have potential for significant improvement through enhanced management efforts.

●	Harbor unexploited growth and/or acquisition opportunities.

●	Contain potential for an upward inflection in growth with the introduction of new products or services.

●	Provide sizeable risk-adjusted returns to an acquiror.

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

Acquisition Process

In evaluating prospective business combinations, such as the UEI Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing target companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. None of the UEC Parties is affiliated with our sponsor, officers or directors. However, in the event we do not consummate the UEI Business Combination and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our founders shares, common stock and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, if its initial business combination is not consummated. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another SPAC with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination, such as the UEI Merger and Share Acquisition Agreement.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies have provided us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business, such as UEI, an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “UEI Business Combination” above for more information regarding such exchange in the UEI Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as UEI, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, such as the UEI Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe UEI or another target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $34,671,074.36 as of December 31, 2022 (after reducing the balance for income taxes payable, and assuming no further redemptions and before payment of the deferred underwriting fees and fees and expenses associated with our initial business combination, as well as further monthly deposits of the Additional Extension Loans)), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

See “UEI Business Combination” above for more information regarding the financing of the UEI Business Combination.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. See “UEI Business Combination” above for more information regarding the financing of and the agreements related to the UEI Business Combination.

We originally had up to 24 months from the closing of our initial public offering, or until January 20, 2023, to consummate an initial business combination. However, at the 2022 Special Meeting held on December 14, 2022, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors).

In connection with the Extension, our sponsor or its designees have agreed to loan to us (i) the Initial Extension Loan of $275,000 plus (ii) if the initial business combination is not consummated by February 20, 2023, an Additional Extension Loan of $275,000 per month (commencing on February 21, 2023, and on the 21st day of each subsequent month), or portion thereof, that is needed by the Company to complete the initial business combination until the Extended Date. For example, if the Company takes until the Extended Date to complete its initial business combination, our sponsor or its designees would make Extension Loans of approximately $2,475,000.

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

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While UEI is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the UEI Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of UEI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

In evaluating a prospective business target, such as UEI, we conduct a thorough due diligence review process that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of UEI, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the UEI Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the UEI Business Combination, in which Jason Ader, our Chief Executive Officer and Chairman, may remain as a director of the post-combination company, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as of the case with the UEI Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

See “UEI Business Combination” above for more information regarding the requisite approval as needed in the UEI Business Combination

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases have been and will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

On February 25, 2022, our Chief Executive Officer and Chairman, Jason Ader, purchased 706,080 of our public warrants at a weighted average purchase price of $0.48 per warrant. On February 28, 2022, Mr. Ader purchased 238,794 public warrants at a weighted average purchase price of $0.49 per warrant. On March 1, 2022, Mr. Ader purchased 555,126 public warrants at a weighted average purchase price of $0.49 per warrant. On March 2, 2022, our director, J. Randall Waterfield, purchased 984,108 public warrants at a weighted average purchase price of $0.49 per warrant. On March 3, 2022, Mr. Waterfield purchased 57,559 public warrants at a purchase price of $0.50 per warrant. On April 27, 2022, Mr. Waterfield purchased 3,301 public warrants at a purchase price of $0.50 per warrant. On April 28, 2022, Mr. Waterfield purchased 34,250 public warrants at a purchase price of $0.51 per warrant. On April 29, 2022, Mr. Waterfield purchased 7,135 public warrants at a purchase price of $0.51 per warrant. On May 2, 2022, Mr. Waterfield purchased 11,265 public warrants at a purchase price of $0.51 per warrant. On May 10, 2022, Mr. Waterfield purchased 46,240 public warrants at a purchase price of $0.51 per warrant.

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

See “UEI Business Combination” above for more information regarding such purchases in the UEI Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the UEI Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.11 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Cantor Fitzgerald & Co. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination (as is the case for the UEI Business Combination) or (ii) by means of a tender offer if the UEI Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, representing 66.7% of the common stock outstanding, and any public shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we will not need any public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days’ (but not less than 10 days’ nor more than 60 days’) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

See “UEI Business Combination” above for more information regarding the requisite approvals needed for the UEI Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “UEI Business Combination” above for more information regarding the requisite approvals needed for the UEI Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the UEI Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until October 20, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until October 20, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by October 20, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 20, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by October 20, 2023. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 20, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 20, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the UEI Business Combination or any other initial business combination by the deadline set forth in our amended and restate certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $770,820 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.11. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.11. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to approximately $34,671,074.36 (after reducing the balance for income taxes payable, and assuming no further redemptions and before payment of the deferred underwriting fees and fees and expenses associated with our initial business combination, as well as further monthly deposits of the Additional Extension Loans) from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 20, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 20, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by October 20, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 33rd month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 20, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination October 20, 2023, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as UEI, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the UEI Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	in addition to, or in lieu of, the UEI Business Combination, we may also attempt to simultaneously complete additional business combinations with multiple prospective targets, which may hinder our ability to complete the UEI Business Combination, or any other initial business combination, which could give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	the UEI Business Combination is with a private company about which little information is available. As a result, the UEI Business Combination or another potential initial business combination may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.11 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.11 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in January 2023 we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in treasury funds until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern;” and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement, (ii) our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2022, as filed with the SEC on November 14, 2022, and (iii) our Definitive Proxy Statement on Schedule 14A, as filed with the SEC on November 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to the UEI Business Combination, see the UEI Registration Statement once filed.

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

Item 3. Legal Proceedings.

On February 2, 2023, we commenced an action against the UEC Parties (the “Delaware Action”) by filing a complaint (the “Complaint”) in the Delaware Court of Chancery (the “Delaware Court”). Specifically, the Complaint seeks a grant of specific performance ordering the UEC Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEC Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEC Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEC Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEC Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, we filed a response to the Amended Counterclaims, in which we asserted various affirmative defenses to the Amended Counterclaims.

The Delaware Action is proceeding on an expedited basis in the Delaware Court. Discovery in the Delaware Action is ongoing, with a trial on the merits currently scheduled to begin on July 10, 2023.

We believe that our causes of action are meritorious, that the UEC Parties are obligated to perform under the UEI Merger and Share Acquisition Agreement until a decision in the Delaware Action is rendered, and that the Delaware Court will ultimately issue an order affirming the same. Further, we believe that we have meritorious defenses to the Amended Counterclaims and we plan to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that either a judgment for one or more of the UEC Parties or any other outcome in the Delaware Action would not have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols ADERU, ADER, and ADERW, respectively. Our units commenced public trading on January 15, 2021, and our public shares and public warrants commenced separate public trading on March 8, 2021.

(b)	Holders

On March 30, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 14, 2022, we held the 2022 Special Meeting and our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to extend from January 20, 2023 (which was 24 months from the closing of the initial public offering) to October 20, 2023 (or such earlier date as determined by the board). In connection with the Extension, stockholders holding 24,069,772 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $242.7 million, or approximately $10.08 per share to such redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	24,069,772	$10.08	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 24, 2020 for the purpose of effecting a business combination.

Recent Developments

On January 11, 2023, we issued the Convertible Note to the sponsor, pursuant to which we may borrow up to an aggregate maximum amount of $2,500,000 from the sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Note shall be made at the sole discretion of the sponsor. The Convertible Note matures upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of that certain UEI Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 that by their nature cannot be satisfied other than at the Closing (as defined in the Merger Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Note does not bear interest.

On January 5, 2023, we borrowed $1,000,000 available to us under the Convertible Note. On February 17, 2023, we borrowed the remaining $1,500,000 available under the Convertible Note. As of March 30, 2023, we have borrowed the maximum principal amount of $2,500,000 available under the Convertible Note.

For more information of the Convertible Note, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

UEI Business Combination

On October 15, 2021, we entered into the UEI Merger and Share Acquisition Agreement, which was amended on February 15, 2022 and March 30, 2022.

The UEI Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, following the Reorganization and the Subscription:

(a) at the UEI Closing, upon the terms and subject to the conditions of the UEI Merger and Share Acquisition Agreement and in accordance with the DGCL, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly owned subsidiary of UEI; and

(b) as a result of the UEI Merger, among other things, all outstanding shares of common stock of the Company immediately prior to the UEI Closing (except with respect to certain specified shares) will be converted into and shall for all purposes represent only the right to subscribe for and purchase, pursuant to the Subscription Agreement and a letter of transmittal and subscription confirmation, one validly issued, fully paid and non-assessable common share of UEI upon the exercise of such subscription right.

Our board of directors has unanimously (a) approved and declared advisable the UEI Merger and Share Acquisition Agreement and the UEI Business Combination and (b) resolved to recommend approval of the UEI Merger and Share Acquisition Agreement and related matters by the stockholders of the Company.

We have incurred and expect to continue to incur significant costs in the pursuit of the UEI Business Combination. We cannot assure you that our plans to raise capital or to complete the UEI Business Combination will be successful. For a full description of the UEI Merger and Share Acquisition Agreement and the proposed UEI Business Combination, please see “Item 1. Business.”

Extension

We originally had up to 24 months from the closing of our initial public offering, or until January 20, 2023, to consummate an initial business combination. However, at the 2022 Special Meeting held on December 14, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension, stockholders holding 24,069,772 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $242.7 million, or approximately $10.08 per share to such redeeming stockholders. After such redemptions, as of December 31, 2022, we had 3,430,228 shares of Class A common stock subject to possible redemption.

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $7,258,882, which was comprised of unrealized gain on change in fair value of warrants of $8,107,773, interest income from investments held in our trust account of $3,765,624, and an unrealized loss on change in fair value of the working capital loan of $90,819, partially offset by formation and operating costs of $3,836,745 and provision for income tax of $868,589.

For the year ended December 31, 2021, we had a net income of $7,152,775, which was comprised of unrealized gain on change in fair value of warrants of $13,719,533 and interest income from investments held in our trust account of $16,371, offset by loss on sale of private placement warrants of $2,422,739, offering expenses related to warrant issuance of $1,021,001, and formation and operating costs of $3,139,389.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $770,820 in our operating bank account and working capital deficit of $4,147,087.

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

In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by October 20, 2023, then we will cease all operations except for the purpose of liquidating. If a business combination is not consummated by this date and an extension has not been requested by the sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur and an extension not requested by the sponsor, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 20, 2023. We intend to continue to search for and seek to complete a business combination before the mandatory liquidation date.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities” (“ASC 480-10-S99”). Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Convertible Working Capital Loan

We have elected the fair value option to account for our working capital loan with our sponsor. As a result of applying the fair value option, our records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Net Income per Share of Common Stock

We have two classes of stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase our common stock were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies.

 Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this Report, due to the material weakness in accounting for complex financial instruments.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jason Ader	55	Chief Executive Officer and Chairman
John Lewis	59	Chief Financial Officer
Rafael Ashkenazi	48	Director
Joseph Kaminkow	64	Director
Gregory S. Lyss	60	Director
J. Randall Waterfield	48	Director

The experience of our directors and executive officers is as follows:

Jason Ader has served as our Chief Executive Officer and Chairman since inception. He is the co-founder and Chief Executive Officer of SpringOwl. Founded in 2013, SpringOwl is a New York-based SEC-registered asset management firm and independent sponsor leading corporate turnarounds, with a particular focus on the real estate, gaming and lodging sectors. Mr. Ader has been involved in turning around companies in the gaming and hospitality industry for many years, including with the Las Vegas Sands Corp., where he served as an independent director from 2009-2016, IGT, The Stars Group and most recently, Playtech. Mr. Ader earned his MBA in Finance from New York University and a BA in Economics from New York University. Mr. Ader is well qualified to serve on our board of directors due to his position as our Chief Executive Officer and the Managing Member of our sponsor and his extensive experience in leading corporate turnarounds.

John Lewis has served as our Chief Financial Officer and Secretary since inception. He is the Chief Financial Officer of SpringOwl. He spent the past 25 years in the hedge fund industry as a Chief Financial Officer and controller, including a combined 17 years at SpringOwl Associates LLC (formerly known as Cumberland Associates LLC) and three years at Ardea Capital Management LP, a start-up hedge fund. Prior to that, he was assistant controller at a mid-sized retail/wholesale corporation with 17 stores. He has a BA in accounting from The State University of New York at Oswego. He is also a New York State Certified Public Accountant and member of the AICPA.

Rafael Ashkenazi has served as one of our directors since January 2021. Since January 1, 2022, Mr. Ashkenazi is acting as the executive managing director, executive chair of Hardrock Digital. Mr. Ashkenazi has served as a non-executive director of gaming company Flutter Entertainment Plc. since August 2020. Previously, Mr. Ashkenazi served in various roles at gaming company The Stars Group Inc. from January 2013 until its merger with Flutter Entertainment in May 2020. Mr. Ashkenazi served as CEO at The Stars Group from March 2016 to May 2020 and COO from January 2013 to March 2015. From January 2006 to January 2013, Mr. Ashkenazi served in various roles at gaming company Playtech PLC, including COO from January 2006 to January 2010 and then from September 2011 to December 2012. Mr. Ashkenazi earned a B.A. in industrial engineering from Shankar College in Israel in 2002. Mr. Ashkenazi is well qualified to serve on our board of directors due to his experience as an executive officer of numerous companies in the gaming industry.

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

Gregory S. Lyss has served as one of our directors since January 2021. Mr. Lyss is a member of an affiliate of Saddle Point Management, L.P., an investment adviser registered with the SEC, which affiliate is serving as the co-sponsor of Advanced Merger Partners, Inc., a SPAC for which he serves as Chief Operating Officer. From 2011 to 2019, he served as the Chief Investment Officer for TABLE Management, L.P., a single family office. Prior to TABLE, Mr. Lyss was a partner and analyst at Alson Capital Partners, L.P., an investment manager to multibillion dollar hedge funds. Mr. Lyss ALSO previously worked as an investment analyst at Gotham Partners, L.P. and co-founded Cohanzick Management, L.P., a private investment partnership. Prior to Cohanzick Management, Mr. Lyss worked as an analyst for Leucadia National Corporation (now Jeffries Financial Group Inc.). Mr. Lyss serves on the board of directors of Alpha Precision Media Inc. (an Amazon media buying specialist). He previously served on the boards of Calendre Company, MD Insider, and Maverick Brands. Mr. Lyss received his A.B. from Harvard College and an M.B.A. from Harvard Graduate School of Business. Mr. Lyss is well qualified to serve on our board of directors due to his extensive business experience, specifically, his investment experience.

J. Randall Waterfield has served as one of our directors since May 2021. Mr. Waterfield has served as Chairman of Waterfield Group, a diversified holding company, since June 1999. Mr. Waterfield also has served on the board of directors of Waterfield Technologies since January of 2014; SEC registered investment adviser, Red Oak Partners since May 2012; and U.S. Strategic Metals since February 2018; and he has formerly served on the boards of SMTC Corporation (Nasdaq: SMTX from April 2012 to April 2021), Asure Software (Nasdaq: ASUR from March 2011 to March 2020) and RF Industries (Nasdaq: RFIL from April 2012 to March 2013). In addition, he was the 2017-2018 Global Chairman of the Young Presidents’ Organization (YPO). Previously, Mr. Waterfield was at Goldman Sachs & Co., where he worked as an equity research analyst from May 1996 through March of 1999, responsible for the small capitalization growth portfolios. Mr. Waterfield is a member of Mensa and a Chartered Financial Analyst, and he earned a B.S. from Harvard University in 1996. Mr. Waterfield is qualified to serve on our board of directors due to his extensive knowledge of the financial and investment industry.

Number and Terms of Office of Officers and Directors

Effective May 18, 2021, the board of directors of the Company approved an increase in the size of the board of directors from four (4) to five (5) directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Ashkenzi and Waterfield, expired at the 2022 Special Meeting, which was held in lieu of our first annual meeting of stockholders. Each of Messrs. Ashkenzi and Waterfield were re-elected as directors at the 2022 Special Meeting, with a term expiring at the annual meeting of stockholders to be held in 2025. The term of office of the second class of directors, consisting of Mr. Kaminkow, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ader and Lyss, will expire at the third annual meeting of stockholders.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Messrs. Ashkenazi, Lyss, Kaminkow, and Waterfield are independent, and Kaminkow chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Ashkenazi, Lyss and Kaminkow. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement in connection with our completed initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, is paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination have been and will continue to be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have and do not expect to need any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination, such as the UEI Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,305,228 shares of our common stock, consisting of (i) 3,430,228 shares of our Class A common stock and (ii) 6,875,000 shares of our Class B common stock issued and outstanding as of March 30, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
26 Capital Holdings LLC (2)	—	—	6,875,000	100%	66.7%
Jason Ader (2)(3)	—	—	6,875,000	100%	66.7%
John Lewis	—	—	—	—	—
Rafael Ashkenazi (3)	—	—	—	—	—
Joseph Kaminkow (3)	—	—	—	—	—
Gregory S. Lyss (3)	—	—	—	—	—
J. Randall Waterfield (3)	—	—	—	—	—
All executive officers and directors as a group (six individuals)	—	—	6,875,000	100%	66.7%

Other 5% Stockholders
Owl Creek Parties (4)	500,000	14.6%	—	—	4.9%
Moore Parties (5)	400,000	11.6%	—	—	3.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 26 Capital Acquisition Corp., OfficeEdge Miami, 701 Brickell Avenue, Suite 1550, Miami, Florida 33131.

(2)

Our sponsor is the record holder of such shares. SpringOwl Capital Management, of which Jason Ader, our Chairman and Chief Executive Officer, is the managing member has sole voting and dispositive power of all shares of the Company owned by the Sponsor.  Zama Capital Partners, LLC (“Zama”) owns a majority of the pecuniary interests in the Sponsor and the remainder of the pecuniary interests therein are owned by non-related third parties as well as SpringOwl Management.  But Zama is not currently involved with the strategic decision making of either the Sponsor or the Company. In addition, Zama has represented to SpringOwl Management that it owns a minority non-controlling interest in Universal Entertainment Corp. (“UEC”).  Zama’s pecuniary interest is disclosed here because of our litigation against UEC filed on February 2, 2023, described in Item 3, and proposed (non-final) S.E.C. rules seeking to enhance disclosure relating to SPACs.  Additionally, Messrs. Ashkenazi, Kaminkow and Waterfield have a pecuniary interest in the warrants of the Company owned by the Sponsor.

(3)	Each of Messrs. Ader, Askenazi, Kaminkow, Lyss and Waterfield hold a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on February 9, 2023, by (i) Owl Creek Asset Management, L.P. (“Owl Creek”), a Delaware limited partnership and the investment manager of Owl Creek Credit Opportunities Master Fund, Ltd. (the “Owl Creek Fund”), with respect to shares of Class A common stock owned by the Owl Creek Fund; and (ii) Jeffrey A. Altman (“Mr. Altman”, together with Owl Creek, the “Owl Creek Parties”), as managing member of the general partner of Owl Creek Asset Management, L.P., with respect to the shares of Class A common stock owned by the Owl Creek Fund. The business address for each of the Owl Creek Parties is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2023 by (i) Moore Capital Management, LP, a Delaware limited partnership (“MCM”), (ii) MMF LT, LLC, a Delaware limited liability company (“MMF”), (iii) Moore Global Investments, LLC, a Delaware limited liability company (“MGI”), (vi) by Moore Capital Advisors, L.L.C., a Delaware limited liability company (“MCA”) and (v) by Louis M. Bacon, a United States citizen, in his capacity as chairman, chief executive officer and director of MCM (“Mr. Bacon,” and together with MCM, MMF, MGI and MCA, the “Moore Parties”). a Delaware corporation, and Goldman Sachs & Co. LLC, a New York limited liability company. MCM, as the investment manager of MMF, has voting and investment control over the shares of Class A common stock held by MMF. MGI and MCA are the sole owners of MMF. Mr. Bacon controls the general partner of MCM, is the chairman and director of MCA, and is the indirect majority owner of MMF. The business address for each of the Moore Parties is 11 Times Square, 39th Floor, New York, New York 10036.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information about the UEI Business Combination, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In January 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the sponsor (up to 900,000 of which are subject to forfeiture by the sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the sponsor forfeited 25,000 founder shares (based upon the underwriters’ failure to exercise the over-allotment option in full) resulting in an aggregate of 6,875,000 founder shares outstanding.

Our sponsor purchased an aggregate of 7,500,000 private placement warrants for a purchase price of $1.00 per warrant in the private placement, generating gross proceeds of $7,500,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On August 27, 2020, we issued an unsecured promissory note to our sponsor in the aggregate principal amount of $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of our initial public offering. On January 20, 2021, we repaid $275,000 to our sponsor.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay any such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In addition, in connection with the Extension, our sponsor or its designees have agreed to loan to us (i) the Initial Extension Loan of $275,000 plus (ii) if the initial business combination is not consummated by February 20, 2023, an Additional Extension Loan of $275,000 per month (which commenced on February 21, 2023, and on the 21st day of each subsequent month), or portion thereof, that is needed by us to complete the initial business combination until the Extended Date. For example, if we take until the Extended Date to complete its initial business combination, our sponsor or its designees would make Extension Loans of approximately $2,475,000.

The Initial Extension Loan was deposited in the trust account promptly following the 2022 Special Meeting. Each Additional Extension Loan will be deposited in the trust account within seven calendar days from the 20th of such calendar month (or portion thereof). The amount of the Extension Loans will not bear interest and will be repayable by us to our sponsor or its designees upon consummation of the initial business combination. Our board will have the sole discretion whether to extend for additional calendar months after February 20, 2023 and until the Extended Date and if our board determines not to continue extending for additional calendar months, our sponsor’s obligation to make Additional Extension Loans following such determination will terminate.

On January 11, 2023, we issued the Convertible Note to our sponsor, pursuant to which we may borrow up to an aggregate maximum amount of $2,500,000 from our sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Note shall be made at the sole discretion of our sponsor. The Convertible Note matures upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement, other than those conditions set forth in Article 7 that by their nature cannot be satisfied other than at the UEI Closing (such date, the “Pre-Closing Satisfaction Date”) and (b) the date that the winding up of the Company is effective. The Convertible Note does not bear interest.

Subject to the prior receipt of stockholder approval, and provided that we have not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Note to an account designated for the benefit of our sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Note will convert into a number of shares of Class A common stock at a conversion price of $2.50 per share (the “Equity Conversion”), up to a maximum of 2,000,000 shares issued in the aggregate in connection with the ongoing funding of the Company after the date of the Convertible Note. In addition, following a notice of voluntary prepayment, our sponsor may cause the Equity Conversion to occur in certain circumstances.

In connection with the issuance of the Convertible Note, our sponsor granted an option to TRLEI to purchase any equity received by our sponsor in the Equity Conversion exercisable within 60 days following the UEI Closing.

On January 5, 2023, we borrowed $1,000,000 available to us under the Convertible Note. On February 17, 2023, we borrowed the remaining $1,500,000 available under the Convertible Note. As of March 30, 2023, we have borrowed the maximum principal amount of $2,500,000 available under the Convertible Note.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their respective affiliates and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

We have entered into indemnification agreements with each of our officers and directors a form of which is filed as an exhibit to the IPO Registration Statement. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

In connection with the UEI Business Combination, we also expect to enter into the UEI Registration Rights Agreement at the UEI Closing with TRA, UEI and our sponsor. For more information about the UEI Business Combination, see “Item. 1 Business.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services in connection with our initial public offering and rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $166,920 and $99,395, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Withum any audit-related fees.

Tax Fees

We did not pay Withum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

26 CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

26 Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 26 Capital Acquisition Corp. (the “Company”) as of December 31, 2022, and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 17, 2023

PCAOB ID Number 100

26 CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Cash	$770,820	$1,508,283
Prepaid expenses	34,358	260,959
Total current assets	805,178	1,769,242
Investments held in Trust Account	34,706,732	275,016,371
Total Assets	$35,511,910	$276,785,613

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,543,084	$1,880,348
Due to related party	—	326
Convertible Working Capital Loan	1,409,181	1,500,000
Income tax payable	706,522	—
Deferred income tax	162,067	—
Total current liabilities	5,820,854	3,380,674
Warrant liability	6,069,621	14,177,394
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	21,515,475	27,183,068

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 3,430,228 shares and 27,500,000 shares at $10.11 and $10.00 per share redemption value at December 31, 2022, and 2021, respectively	34,687,764	275,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 3,430,228 shares and 27,500,000 shares at redemption value of $10.11 and $10.00) at December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at December 31, 2022 and 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(20,692,017)	(25,398,143)
Total Stockholders’ Deficit	(20,691,329)	(25,397,455)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$35,511,910	$276,785,613

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Formation and operating costs	$3,836,745	$3,139,389
Loss from operations	(3,836,745)	(3,139,389)

Other income (expense):
Offering expenses related to warrant issuance	—	(1,021,001)
Loss on sale of private placement warrants	—	(2,422,739)
Unrealized gain on change in fair value of convertible note	90,819	—
Unrealized gain on change in fair value of warrants	8,107,773	13,719,533
Trust interest income	3,765,624	16,371
Total other income (expense), net	11,964,216	10,292,164

Income before provision for income taxes	8,127,471	7,152,775
Provision for income taxes	(868,589)	—
Net income	$7,258,882	$7,152,775

Weighted average shares outstanding, basic and diluted – Class A common stock subject to possible redemption	26,312,998	26,068,493
Basic and diluted net income per share – Class A common stock subject to possible redemption	$0.22	$0.22
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,829,452
Basic and diluted net income per common stock – Class B common stock	$0.22	$0.22

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	—	$—	6,900,000	$690	$24,310	$(1,018)	$23,982

Forfeiture of 25,000 shares by initial stockholders	—	—	(25,000)	(2)	2	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,312)	(32,549,900)	(32,574,212)

Net income	—	—	—	—	—	7,152,775	7,152,775

Balance – December 31, 2021	—	—	6,875,000	688	—	(25,398,143)	(25,397,455)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(2,552,756)	(2,552,756)

Net income	—	—	—	—	—	7,258,882	7,258,882

Balance – December 31, 2022	—	$—	6,875,000	$688	$—	$(20,692,017)	$(20,691,329)

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,258,882	$7,152,775
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,765,624)	(16,371)
Unrealized gain on change in fair value of warrants	(8,107,773)	(13,719,533)
Unrealized loss on change in fair value of convertible note- related party	(90,819)	—
Offering expenses related to warrant issuance	—	1,021,001
Loss on sale of private placement warrants	—	2,422,739
Changes in operating assets and liabilities:
Prepaid expenses	226,601	(260,959)
Accounts payable and accrued expenses	1,662,736	2,005,137
Due to related party	(326)	326
Income tax payable	706,522	—
Deferred income tax	162,067	—
Net cash used in operating activities	(1,947,734)	(1,394,885)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(275,000,000)
Cash withdrawn from Trust Account in connection with redemption	242,864,992	—
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	1,210,271	—
Net cash provided by (used in) investing activities	244,075,263	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	269,500,000
Proceeds from private placement	—	7,500,000
Proceeds from issuance of promissory note to Sponsor	—	1,500,000
Repayment of promissory note to related party	—	(275,000)
Payments of offering costs	—	(496,025)
Payment from Trust Account in connection with redemption	(242,864,992)	—
Net cash provided by (used in) financing activities	(242,864,992)	277,728,975

Net Change in Cash	(737,463)	1,334,090
Cash – Beginning of year	1,508,283	174,193
Cash – End of year	$770,820	$1,508,283

Non-cash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,625,000
Forfeiture of 25,000 shares by initial stockholders	$—	$2

The accompanying notes are an integral part of the financial statements.

26 CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Transaction costs amounted to $15,621,025, consisting of $5,500,000 of underwriting discount, $9,625,000 of deferred underwriting discount, and $496,025 of other offering costs.

Trust Account

Following the closing of the IPO on January 20, 2021, $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which are only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

On October 25, 2022, the Company filed a preliminary proxy statement for a special meeting of stockholders (the “Meeting”), to, among other things, approve proposals to amend the Company’s charter and trust agreement to extend the date by which the Company would be required to consummate a business combination from January 20, 2023 to October 20, 2023 (the “Extension”). On December 20, 2022, the extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the extension, 24,069,772 holders of Class A common stock elected to redeem their shares for a total of $242,864,992. After the redemption the Company has 3,430,228 Class A common stock subject to possible redemption.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $770,820 in its operating bank account and working capital deficit of $4,147,087.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. As of December 31, 2022, $1,409,181 is outstanding under the loan ($1,500,000 principal balance and $90,819 adjustment for fair value of the working capital loan as of December 31, 2022).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by October 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of warrant liabilities and the fair value of the Convertible Working Capital Loan.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the Trust Account held $34,706,732 and $275,016,371 in treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. On December 20, 2022, the extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the extension 24,069,772 holders of Class A common stock elected to redeem their shares for a total of $242,864,992. After the redemption, the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

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

Convertible Working Capital Loan

The Company has elected the fair value option to account for its convertible Working Capital Loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(17,974,188)
Class A common stock issuance costs	(14,600,024)
Add:
Accretion of carrying value to redemption value	32,574,212
Contingently redeemable Class A common stock, December 31, 2021	275,000,000
Less:
Class A common stock redemption	(242,864,992)
Add:
Accretion of carrying value to redemption value	2,552,756
Contingently redeemable Class A common stock, December 31, 2022	$34,687,764

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) the Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,250,000 shares of Class A common stock in the aggregate. As of December 31, 2022, and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,755,181	$1,503,701	$5,667,894	$1,484,881
Denominator:
Weighted-average shares outstanding	26,312,998	6,875,000	26,068,493	6,829,452
Basic and diluted net income per share	$0.22	$0.22	$0.22	$0.22

Offering Costs associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock were charged to temporary equity and accreted to additional paid-in capital (to the extent available) and shareholders’ deficit.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 10.69% and 0.00% for years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the business or prospects of potential target technology companies in the northern part of Europe, where the Company intends to focus its search. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete the Business Combination.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which are only in direct U.S. government treasury obligations. As of December 31, 2022 and 2021, $34,302,280 and $275,000,000 of the IPO proceeds were held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company. As of December 31, 2022 and 2021, there were no outstanding amount due under the promissory note.

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021 and December 31, 2021 was $1,500,000. The fair value of the note as of December 31, 2022 was $1,409,181 (see Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2022, the Company has incurred $120,000, and for the year ended December 31, 2022, $30,000 is the outstanding balance due to its Sponsor. For the year ended December 31, 2021, the Company has incurred and paid $116,452 for these services and had no outstanding balance to its Sponsor.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of December 31, 2022, the Company had no outstanding balance . As of December 31, 2021, an aggregate of $326 remained payable.

Note 6 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$34,706,732	$34,706,732	$—	$—
Liabilities:
Convertible promissory note – related party	$1,409,181	—	—	$1,409,181
Warrant Liability- Public	$3,850,000	$3,850,000	$—	$—
Warrant Liability- Private Placement	$2,219,621	$—	$—	$2,219,621

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$275,016,371	$275,016,371	$—	$—
Liabilities:
Convertible promissory note – related party	$1,500,000	$—	$—	$1,500,000
Warrant Liability- Public	$9,073,625	$9,073,625	$—	$—
Warrant Liability- Private Placement	$5,103,769	$—	$—	$5,103,769

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for the years ended December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2022 and 2021, the aggregate value of Public Warrants was $3,850,000 and $9,073,625, respectively.

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

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022 and 2021:

Input	December 31, 2022	December 31, 2021
Expected term (years)	0.7	5.26
Expected volatility	18.6%	11.2%
Risk-free interest rate	4.75%	1.28%
Fair value of the common stock price	$10.14	$9.85

The following tables set forth a summary of the changes in the fair value of the warrant liability for the year ended December 31, 2022 and 2021:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the statement of operations for the year ended December 31, 2022	(2,884,148)	(5,223,625)	(8,107,773)
Fair value as of December 31, 2022	$2,219,621	$3,850,000	$6,069,621

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Initial fair value of warrant liability upon issuance at IPO	9,922,739	17,974,188	27,896,927
Revaluation of warrant liability included in other expense within the statement of operations for the year ended December 31, 2021	(4,818,970)	(8,900,563)	(13,719,533)
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394

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

The estimated fair value of the convertible Working Capital Loan was based on the following significant inputs:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.43%	1.28%
Weighted time to conversion (in years)	0.26	0.26
Expected volatility	13.00%	11.20%
Fair value of the common stock price	$10.14	$9.85

The following table presents the change in the fair value of the Level 3 convertible Working Capital Loan during the year ended December 31, 2022:

Fair value as of December 31, 2021	$1,500,000
Change in fair value	(90,819)
Fair value as of December 31, 2022	$1,409,181

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2022 and 2021 for the convertible Working Capital Loan.

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

Refer to Form 8-K filings for more information on the proposed Business Combination.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued and outstanding, excluding 3,430,228 and 27,500,000 shares of Class A common stock subject to possible redemption, respectively. On December 20, 2022, the extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the extension, 24,069,772 holders of Class A common stock elected to redeem their shares. After the redemption the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of December 31, 2022 and 2021, there were 6,875,000 Class B common shares issued and outstanding.

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

Note 9 — Income Tax

The Company’s net deferred tax asset is as follows:

	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$46,531
Organizational costs/start-up expenses	1,378,462	519,025
Unrealized gain – Trust Account	(162,068)	—
Total deferred tax asset	1,216,394	565,556
Valuation allowance	(1,378,461)	(565,556)
Deferred tax asset, net of allowance	$(162,067)	$—

The income tax provision consists of the following:

	For the Year Ended December 31,
	2022	2021
Federal
Current	$585,514	$—
Deferred	(539,367)	(468,693)

State
Current	121,007	—
Deferred	(111,469)	(96,863)

Change in valuation allowance	812,904	565,556
Income tax provision	$868,589	$—

As of December 31, 2022 and 2021, the Company had a U.S. federal net operating loss carryover of approximately $0 and $183,629, respectively, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $812,905 and $468,693, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Prior year true-up	4.34%	0.00%
State income tax, net of federal benefit	0.00%	4.34%
Change in fair value of warrants	(25.28)%	(48.60)%
Acquisition facilitative expenses	0.91%	3.15%
Change in fair value of convertible notes	(0.28)%	0.00%
Transaction costs allocated to warrants	0.00%	3.62%
Compensation expense	0.00%	8.58%
Change in valuation allowance	10.00%	7.91%
Income tax provision	10.69%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as described below.

On January 11, 2023, the Company issued an unsecured convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Note matures upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of that certain Agreement and Plan of Merger and Share Acquisition Agreement, by and among Tiger Resort Asia Ltd., UE Resorts International, Inc. (formerly known as Okada Manila International, Inc.), Project Tiger Merger Sub, Inc., Tiger Resort, Leisure and Entertainment, Inc. and the Company, dated as of October 15, 2021, as amended (the “Merger Agreement”) other than those conditions set forth in Article 7 of the Merger Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Note does not bear interest.

On January 5, 2023, the Company borrowed $1,000,000 available to it under the Convertible Note. On February 17, 2023, the Company borrowed the remaining $1,500,000 available under that certain unsecured convertible promissory note issued by the Company to 26 Capital Holdings LLC on January 11, 2023. As of February 17, 2023, the Company has borrowed the maximum principal amount of $2,500,000 available under the Convertible Note.

On February 2, 2023, we commenced an action against the UEC Parties (the “Delaware Action”) by filing a complaint (the “Complaint”) in the Delaware Court of Chancery (the “Delaware Court”). Specifically, the Complaint seeks a grant of specific performance ordering the UEC Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEC Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEC Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEC Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEC Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, we filed a response to the Amended Counterclaims, in which we asserted various affirmative defenses to the Amended Counterclaims.

The Delaware Action is proceeding on an expedited basis in the Delaware Court. Discovery in the Delaware Action is ongoing, with a trial on the merits currently scheduled to begin on July 10, 2023.

On March 30, 2023, the Company issued an unsecured convertible promissory note (the “March Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The March Convertible Note matures upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger Agreement other than those conditions set forth in Article 7 of the Merger Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Note does not bear interest. The March Convertible Note is convertible into Class A common stock equal to (i) portion of the principal amount of the March Convertible Note being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the March Convertible Note shall not be entitled to receive more than 2,000,000 shares of common stock in aggregate on account of (1) the March Convertible Note; (2) the Convertible Note discussed above and (3) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company.

On March 31, 2023, the Company borrowed the full $2,500,000 available to it under the March Convertible Note.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and between the Company and Cantor Fitzgerald & Co. (3)
2.1	UEI Merger and Share Acquisition Agreement, dated October 15, 2021. (4) †
2.1.1	Amendment No. 1 to UEI Merger and Share Acquisition Agreement. (6)
2.1.2	Amendment No. 2 to UEI Merger and Share Acquisition Agreement. (7)
2.1.3	Waiver Pursuant to the Agreement and Plan of Merger and Share Acquisition, dated June 29, 2022, by and among the Company and TRA. (8)
2.1.4	Waiver and Consent Pursuant to the Agreement and Plan of Merger and Share Acquisition, dated September 29, 2022, by and among the Company, TRA and TRLEI. (9)
2.2	Form of Subscription Agreement. (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.1.1	Amendment to Amended and Restated Certificate of Incorporation. (10)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (5)
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and our sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental, as trustee. (3)
10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders. (3)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and our sponsor. (3)
10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and our sponsor. (3)
10.6	Form of Indemnity Agreement, dated July 14, 2021, by and between the Company and each of its officers and directors. (3)
10.7	Securities Subscription Agreement, dated August 27, 2020, between the Company and our sponsor. (2)
10.8	Form of UEI Registration Rights Agreement. (4)
10.9	Convertible Note, dated January 11, 2023 and issued by the Company to our sponsor. (11)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith
†

Certain of the exhibits and schedules to these Exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-251682), filed with the SEC on December 23, 2020.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-251682), filed with the SEC on January 11, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2021.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2022.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2022.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2022.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023	26 CAPITAL ACQUISITION CORP.

	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Ader	Chief Executive Officer and Chairman of the Board	April 17, 2023
Jason Ader	(Principal Executive Officer)

/s/ John Lewis	Chief Financial Officer	April 17, 2023
John Lewis	(Principal Financial and Accounting Officer)

/s/ Rafael Ashkenazi	Director	April 17, 2023
Rafael Ashkenazi

/s/ Joseph Kaminkow	Director	April 17, 2023
Joseph Kaminkow

/s/ Gregory S. Lyss	Director	April 17, 2023
Gregory S. Lyss

/s/ J. Randall Waterfield	Director	April 17, 2023
J. Randall Waterfield