Form 10-Q
period 2023-03-31
26 Capital Acquisition Corp.
filed 2023-05-15
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 3,430,228 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$840,653	$770,820
Prepaid expenses	539,174	34,358
Total current assets	1,379,827	805,178
Investments held in Trust Account	35,821,284	34,706,732
Total Assets	$37,201,111	$35,511,910

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,125,168	$3,543,084
Convertible promissory notes – shares – related party	2,440,294	—
Convertible Working Capital Loan – related party	732,085	1,409,181
Income tax payable	225,229	706,522
Deferred income tax	—	162,067
Total current liabilities	11,522,776	5,820,854
Warrant liability	615,607	6,069,621
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	21,763,383	21,515,475

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, $0.0001 par value; 3,430,228 shares at approximately $10.38 and $10.11 per share redemption value at March 31, 2023, and December 31, 2022, respectively	35,602,498	34,687,764

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 3,430,228 shares at a redemption value of $10.38 and $10.11) at March 31, 2023, and December 31, 2022		—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	688	688
Additional paid-in capital	1,219,483	—
Accumulated deficit	(21,384,941)	(20,692,017)
Total Stockholders’ Deficit	(20,164,770)	(20,691,329)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$37,201,111	$35,511,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$7,372,385	$922,600
Loss from operations	(7,372,385)	(922,600)

Other income (expenses):
Unrealized gain on change in fair value of convertible working capital note – related party and convertible promissory note - Shares – related party	1,102,585	—
Unrealized gain on change in fair value of warrants	5,454,014	3,070,131
Interest earned on investments held in Trust Account	289,551	21,438
Total other income, net	6,846,150	3,091,569

(Loss) income before provision for income taxes	(526,235)	2,168,969
Provision for income taxes	(166,689)	—
Net (loss) income	$(692,924)	$2,168,969

Weighted average shares outstanding, basic and diluted – Class A common stock subject to possible redemption	3,430,228	27,500,000
Basic and diluted net (loss) income per share – Class A common stock subject to possible redemption	$(0.07)	$0.06
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,875,000
Basic and diluted net (loss) income per common stock – Class B common stock	$(0.07)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,875,000	$688	$—	$(20,692,017)	$(20,691,329)

Proceeds received in excess of initial fair value of Convertible Promissory Note - Shares at initial borrowing	—	—	—	—	2,134,217	—	2,134,217

Accretion of Class A common stock subject to possible redemption	—	—	—	—	(914,734)	—	(914,734)

Net loss	—	—	—	—	—	(692,924)	(692,924)

Balance as of March 31, 2023	—	$—	6,875,000	$688	$1,219,483	$(21,384,941)	$(20,164,770)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,875,000	$688	$—	$(25,398,143)	$(25,397,455)

Net income	—	—	—	—	—	2,168,969	2,168,969

Balance as of March 31, 2022	—	$—	6,875,000	$688	$—	$(23,229,174)	$(23,228,486)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(692,924)	$2,168,969
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(289,551)	(21,438)
Unrealized gain on change in fair value of warrants	(5,454,014)	(3,070,131)
Unrealized gain on change in fair value of convertible working capital note – related party and Convertible promissory note - Shares – related party	(1,102,585)	—
Changes in operating assets and liabilities:
Prepaid expenses	(504,817)	6,128
Income tax payable	(643,360)	—
Due to related party	—	9,674
Accounts payable and accrued expenses	4,582,084	146,144
Net cash used in operating activities	(4,105,167)	(760,654)

Cash Flows from Investing Activities:
Extension payment into Trust Account	(825,000)	—
Net cash used in investing activities	(825,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	5,000,000	—
Net cash provided by financing activities	5,000,000	—

Net Change in Cash	69,833	(760,654)
Cash – Beginning of period	770,820	1,508,283
Cash – End of period	$840,653	$747,629
Supplemental cash flow information:
Cash paid for income taxes	$810,049	$—

Supplemental disclosure of noncash activities:
Proceeds received in excess of initial fair value of Convertible Promissory Note - Shares at initial borrowing	$2,134,217	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is 26 Capital Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on January 14, 2021 (the “Effective Date”). On January 20, 2021, the Company consummated the IPO of 27,500,000 units (including 3,500,000 units subject to the underwriters’ over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000, which is discussed in Note 3.

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

Trust Account

Following the closing of the IPO on January 20, 2021, $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which are only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by, as such period was extended pursuant to the Extension (as defined below), October 20, 2023 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

In connection with the Extension, the Company has agreed to make monthly extension payments into the Trust Account in the amount of $275,000. During the three months ended March 31, 2023, the Company deposited $825,000 into the Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $840,653 in its operating bank account and working capital deficit of $9,884,591.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. As of March 31, 2023, $732,085 is outstanding under the loan ($1,500,000 principal balance and $767,915 adjustment for fair value of the working capital loan as of March 31, 2023).

On January 5, 2023 and March 30, 2023, the Company issued unsecured convertible promissory notes (the “Convertible Promissory Notes - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger and Share Acquisition Agreement (as defined below) other than those conditions set forth in Article 7 of the Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger and Share Acquisition Agreement) (such date, the “Pre-Closing Satisfaction Date”) and (b) the date that the winding up of the Company is effective. The Convertible Promissory Notes - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As of March 31, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, no further borrowings are available under the Convertible Promissory Notes – Shares.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulation of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on April 17, 2023.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and expenses for the period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. A few of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities, fair value of Convertible Working Capital Loan and Convertible Promissory Note - Shares.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the Trust Account held $35,821,284 and $34,706,732 in cash and treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income (expenses) income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. On December 20, 2022, the Extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the Extension, 24,069,772 holders of Class A common stock elected to redeem their shares for a total of $242,864,992. After the redemption, the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

In January 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account (“Continental”), to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Convertible Working Capital Loan and Convertible Promissory Notes – Shares

The Company has have elected the fair value option to account for the Working Capital Loan and the Convertible Promissory Notes - Shares with the Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain recorded to the condensed statement of operations or loss recorded to additional paid-in capital which is recognized at issuance (see Note 6), and subsequent changes in fair value are recorded as change in the fair value of unrealized gain on change in fair value of convertible notes on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period (net of any available amounts for withdrawal to the Company for tax obligations). This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$275,000,000
Less: proceeds allocated to Public Warrants	(17,974,188)
Less: Class A common stock issuance costs	(14,600,024)
Add:
Accretion of carrying value to redemption value	32,574,212
Class A common stock subject to possible redemption, December 31, 2021	$275,000,000
Less:
Class A common stock redemption	(242,864,992)
Add:
Accretion of carrying value to redemption value	2,552,756
Class A common stock subject to possible redemption, December 31, 2022	$34,687,764
Add:
Accretion of carrying value to redemption value	914,734
Class A common stock subject to possible redemption, March 31, 2023	$35,602,498

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) the IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,250,000 shares of Class A common stock in the aggregate. As of March 31, 2023, and December 31, 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(230,649)	$(462,275)	$1,735,175	$433,794
Denominator:
Weighted-average shares outstanding	3,430,228	6,875,000	27,500,000	6,875,000
Basic and diluted net (loss) income per share	$(0.07)	$(0.07)	$0.06	$0.06

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock were charged to temporary equity and accreted to additional paid-in capital (to the extent available) and shareholders’ deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative liability.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (31.68)% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The funds in the Company’s operating account and the Trust Account are held in banks or other financial institutions. The Company’s cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold the Company’s funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the Company’s liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although the Company did not have any funds in Silicon Valley Bank or other institutions that have been closed, including Signature Bank and First Republic Bank, the Company cannot guarantee that the banks or other financial institutions that hold its funds will not experience similar issues.

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

Litigation Regarding Merger and Share Acquisition Agreement

On February 2, 2023, the Company commenced an action against the UEC Parties (the “Delaware Action”) by filing a complaint (the “Complaint”) in the Delaware Court of Chancery (the “Delaware Court”). Specifically, the Complaint seeks a grant of specific performance ordering the UEC Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEC Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEC Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEC Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEC Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, the Company filed a response to the Amended Counterclaims, in which it asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEC Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEC Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. The trial from July 10-14, 2023 will resolve the specific performance issue. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

The Delaware Action is proceeding on an expedited basis in the Delaware Court. Discovery in the Delaware Action is ongoing, with a trial on the merits currently scheduled to begin on July 10, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which are only in direct U.S. government treasury obligations. As of March 31, 2023 and December 31, 2022, $35,821,284 and $34,706,732, respectively, of the IPO proceeds were held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company. As of March 31, 2023 and December 31, 2022, there were no outstanding amounts due under the promissory note.

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021 and December 31, 2021 was $1,500,000. The fair value of the note as of March 31, 2023 and December 31, 2022 was $732,085 and $1,409,181, respectively (see Note 6).

Convertible Promissory Notes – Shares

On January 5, 2023 and March 30, 2023, the Company issued the Convertible Promissory Notes - Shares to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Promissory Notes - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. The Convertible Promissory Notes – Shares were accounted for using the fair value method, with the proceeds received in excess of fair value of each borrowing being recorded against additional paid-in capital and the change in fair value recorded at each measurement period recorded on the condensed statements of operations. The fair value of the Convertible Promissory Notes – Shares at March 31, 2023 was $2,440,294 and is reflected as such on the condensed balance sheet (See Note 6).

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company has incurred $30,000 for these services, of which $30,000 and $10,000, respectively, are recorded on the condensed balance sheets in accounts payable and accrued expenses.

Note 6 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$35,821,284	$35,821,284	$—	$—
Liabilities:
Convertible Working Capital Loan – related party	$732,085	$—	$—	$732,085
Convertible promissory notes – shares – related party	$2,440,294	$—	$—	$2,440,294
Warrant Liability- Public	$379,500	$—	$379,500	$—
Warrant Liability- Private Placement	$236,107	$—	$—	$236,107

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$34,706,732	$34,706,732	$—	$—
Liabilities:
Convertible Working Capital Loan – related party	$1,409,181	$—	$—	$1,409,181
Warrant Liability- Public	$3,850,000	$3,850,000	$—	$—
Warrant Liability- Private Placement	$2,219,621	$—	$—	$2,219,621

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants until December 31, 2022 were classified as Level 1 due to the use of an observable market quote in an active market. At March 31, 2023, the Public Warrants were transferred to a Level 2 from a Level 1 due to insufficient trade volume.

As of March 31, 2023 and December 31, 2022, the aggregate value of Public Warrants was $379,500 and $3,850,000, respectively.

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

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2023 and December 31, 2022:

Input	March 31, 2023	December 31, 2022
Expected term (years)	0.98	0.7
Expected volatility	5.0%	18.6%
Risk-free interest rate	4.94%	4.75%
Fair value of the common stock price	$10.34	$10.14

The following tables set forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2023 and 2022:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2022	$2,219,621	$3,850,000	$6,069,621
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended March 31, 2023	(1,983,514)	(3,470,500)	(5,454,014)
Fair value as of March 31, 2023	$236,107	$379,500	$615,607

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended March 31, 2022	(1,101,131)	(1,969,000)	(3,070,131)
Fair value as of March 31, 2022	$4,002,638	$7,104,625	$11,107,263

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

The estimated fair value of the Convertible Working Capital Loan was based on the following significant inputs:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.94%	4.43%
Weighted time to conversion (in years)	5.50	0.26
Expected volatility	5.0%	13.00%
Fair value of the common stock price	$10.34	$10.14

The following tables present the changes in the fair value of the Level 3 Convertible Working Capital Loan during the three months ended March 31, 2023 and 2022:

Fair value as of December 31, 2022	$1,409,181
Change in fair value	(677,096)
Fair value as of March 31, 2023	$732,085

Fair value as of December 31, 2021	$1,500,000
Change in fair value	-
Fair value as of March 31, 2022	$1,500,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 and 2022 for the Convertible Working Capital Loan.

Convertible Promissory Notes - Shares

The fair value of the Convertible Promissory Notes - Shares into Class A shares was valued utilizing a Black Scholes model and Probability Weighted Expected Return Method (“PWERM”) to fair value the debt. The Black Scholes model is a pricing model used to determine the fair value or theoretical fair value for a call or put option based on variables such as underlying stock price, risk free rate and strike price. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the term to conversion. The term to conversion is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The assumptions used in calculating the estimated fair value represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The PWERM methodology is a multi-step process in which value is estimated based on the probability-weighted present value of various future outcomes. Management determined the range of potential future outcomes for the securities. Future security value under each scenario is estimated. Each outcome and its related security values are weighted based on the probability of the outcome occurring. The value of the security is discounted back to the valuation date using an appropriate discount rate.

The estimated fair value of the Convertible Promissory Notes–- Shares was based on the following significant inputs:

	January 5, 2023	February 17, 2023	March 30, 2023	March 31, 2023
Risk-free interest rate	4.80%	4.99%	4.92%	4.94%
Weighted time to conversion (in years)	0.48	0.62	0.50	0.50
Expected volatility	11.2%	8.7%	5.1%	5.0%
Fair value of the common stock price	$10.13	$10.39	$10.34	$10.34
Likelihood of completing a business combination	95%	50%	50%	50%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes - Shares during the three months ended March 31, 2023:

January 5, 2023 borrowing	$1,000,000
Proceeds received in excess of initial fair value- additional paid-in capital	(82,141)
February 17, 2023 borrowing	1,500,000
Proceeds received in excess of initial fair value- additional paid-in capital	(772,188)
March 30, 2023 borrowing	2,500,000
Proceeds received in excess of initial fair value- additional paid-in capital	(1,279,888)
Change in fair value of convertible promissory note – shares	(425,489)
Fair value as of March 31, 2023	$2,440,294

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on January 14, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters had a 45-day option beginning January 14, 2021 to purchase up to an additional 3,600,000 Units to cover over-allotments, if any.

On January 20, 2021, the underwriters partially exercised the over-allotment option to purchase 3,500,000 Units, and paid a fixed underwriting discount in aggregate of $5,500,000. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $9,625,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

The Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below):

(a)	at the closing of the transactions contemplated by the Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly owned subsidiary of UERI (the “Merger”); and

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

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, UERI will become a direct subsidiary of TRA, TRLEI will become a wholly owned direct subsidiary of UERI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to UERI. The parties currently anticipate that the transaction will close prior to the resolution of all tax issues related to the Reorganization, which may result in UERI possessing only contractual rights over the shares of TRLEI for a period of time.

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

Legal Proceedings

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

On February 20, 2023, the UEC Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEC Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEC Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEC Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, we filed a response to the Amended Counterclaims, in which we asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEC Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEC Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. The trial from July 10-14, 2023 will resolve the specific performance issue. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 3,430,228 shares of Class A common stock subject to possible redemption, respectively. On December 20, 2022, the Extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the Extension, 24,069,772 holders of Class A common stock elected to redeem their shares. After the redemption, the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of March 31, 2023 and December 31, 2022, there were 6,875,000 Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. The Company, other than below, did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 28, 2023, the Company issued an unsecured convertible promissory note (the “April Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $4,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the April Convertible Note shall be made at the sole discretion of the Sponsor. The April Convertible Note matures upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Note does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the April Convertible Note to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the April Convertible Note will convert into a number of shares of Class A common stock at a conversion price per share equal to the average closing price of the Class A common stock for the 30 consecutive trading days immediately preceding the Pre-Closing Satisfaction Date (the “Equity Conversion”). In addition, following a notice of voluntary prepayment, the Sponsor may cause the Equity Conversion to occur in certain circumstances.

On April 28, 2023, the Company borrowed the full $4,000,000 available to it under the April Convertible Note.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Report”), including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 24, 2020 for the purpose of effecting a business combination.

Recent Developments

On January 5, 2023 and March 30, 2023, the Company issued an unsecured convertible promissory notes (the “Convertible Promissory Notes - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As of March 31, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, no further borrowings are available under the Convertible Promissory Notes – Shares.

Prior to January 2023, the funds in the trust account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, in January 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account (“Continental”), to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

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

We have incurred and expect to continue to incur significant costs in the pursuit of the UEI Business Combination. We cannot assure you that our plans to raise capital or to complete the UEI Business Combination will be successful. For a full description of the UEI Merger and Share Acquisition Agreement and the proposed UEI Business Combination.

Extension

We originally had up to 24 months from the closing of our initial public offering, or until January 20, 2023, to consummate an initial business combination. However, at the 2022 Special Meeting held on December 14, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension, stockholders holding 24,069,772 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $242.8 million, or approximately $10.08 per share to such redeeming stockholders. After such redemptions, as of March 31, 2023 and December 31, 2022, we had 3,430,228 shares of Class A common stock subject to possible redemption.

In connection with the Extension, the Company has agreed to make monthly Extension payments into the Trust Account in the amount of $275,000. During the three months ended March 31, 2023, the Company deposited $825,000 into the Trust Account.

Results of Operations

Our entire activity since inception up to March 31, 2023 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had a net loss of $692,924 which was comprised of formation and operating costs of $7,372,385 and provision for income tax of $166,689, offset by unrealized gain on change in fair value of warrants of $5,454,014, interest income of $289,551 from investments held in our Trust Account and unrealized gain on change in fair value of convertible notes of $1,102,585.

For the three months ended March 31, 2022, we had a net income of $2,168,969 which was comprised of unrealized gain on change in fair value of warrants of $3,070,131, and interest income of $21,438 from investments held in our Trust Account, offset by formation and operating costs of $922,600.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $840,653 in its operating bank account and working capital deficit of $9,884,591.

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

On January 5, 2023 and March 30, 2023, the Company issued an unsecured convertible promissory notes (the “Convertible Promissory Notes - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As of March 31, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, no further borrowings are available under the Convertible Promissory Notes – Shares.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. A few of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities, fair value of Convertible Working Capital Loan and Convertible Promissory Note - Shares.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities” (“ASC 480-10-S99”). Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.

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

Convertible Working Capital Loan and Convertible Promissory Notes - Shares

We have elected the fair value option to account for our working capital loan and promissory note convertible for shares with our sponsor. As a result of applying the fair value option, the Company records each draw at fair value with a gain recorded to the condensed statement of operations or loss recorded to additional paid-in capital which is recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Net Income (loss) Per Share of Common Stock

We have two classes of stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase our common stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this Item.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to due to a material weakness in accounting for complex financial instruments.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements with respect to accounting for complex financial instruments to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

On February 20, 2023, the UEC Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEC Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEC Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEC Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, we filed a response to the Amended Counterclaims, in which we asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEC Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEC Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. The trial from July 10-14, 2023 will resolve the specific performance issue. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2021 and April 17, 2022, respectively, (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 as filed with the SEC on November 14, 2022, and (iv) the Definitive Proxy Statement, as filed with the SEC on November 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

There are no assurances that we will be able to complete a Business Combination.

The Company can provide no assurances that any business combination (such as the UEI Merger) will be consummated prior to October the Extended Date. Our ability to consummate the Business Combination (such as the UEI Merger) is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek stockholder approval of the Business Combination (such as the UEI Merger). We will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the business combination. Even if the business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate the business combination (such as the UEI Merger) on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in January 2023, we  instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following this liquidation of investments in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had we not liquidated such investments.

Prior to January 2023, the funds in the trust account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we will now likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the liquidation of such investments held in the trust account and now holding all funds in the trust account in cash items will reduce the dollar amount our public stockholders will receive upon any redemption or liquidation of the Company as compared to what they would have received had we not liquidated such investments. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of March 31, 2023 relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

26 CAPITAL ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)