Form 10-Q
period 2023-06-30
26 Capital Acquisition Corp.
filed 2023-08-14
CIK 1822912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 3,430,228 shares of Class A common stock, par value $0.0001 per share, and 6,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

26 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

26 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$201,539	$770,820
Prepaid expenses	336,827	34,358
Total current assets	538,366	805,178
Cash and investments held in Trust Account	36,820,259	34,706,732
Total Assets	$37,358,625	$35,511,910

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,140,497	$3,543,084
Convertible promissory notes – shares – related party	9,500,000	—
Convertible Working Capital Loan – related party	730,130	1,409,181
Income tax payable	148,254	706,522
Deferred income tax	—	162,067
Total current liabilities	16,518,881	5,820,854
Warrant liability	1,431,570	6,069,621
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	27,575,451	21,515,475

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, $0.0001 par value; 3,430,228 shares at approximately $10.70 and $10.11 per share redemption value at June 30, 2023, and December 31, 2022, respectively	36,696,766	34,687,764

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 3,430,228 shares at a redemption value of $10.70 and $10.11) at June 30, 2023, and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,875,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	688	688
Additional paid-in capital	—	—
Accumulated deficit	(26,914,280)	(20,692,017)
Total Stockholders’ Deficit	(26,913,592)	(20,691,329)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$37,358,625	$35,511,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$2,536,499	$1,041,034	$9,908,884	$1,963,634
Loss from operations	(2,536,499)	(1,041,034)	(9,908,884)	(1,963,634)

Other (expense) income:
Unrealized gain on change in fair value of convertible working capital note – related party	1,955	—	679,051	—
Unrealized gain (loss) on change in fair value of warrants	(815,963)	4,649,796	4,638,051	7,719,927
Interest earned on cash and investments held in Trust Account	328,684	383,859	618,235	405,297
Total other (expense) income, net	(485,324)	5,033,655	5,935,337	8,125,224

(Loss) Income before provision for income taxes	(3,021,823)	3,992,621	(3,973,547)	6,161,590
Provision for income taxes	(73,025)	(49,066)	(239,714)	(49,066)
Net (loss) income	$(3,094,848)	$3,943,555	$(4,213,261)	$6,112,524

Weighted average shares outstanding, basic and diluted – Class A common stock subject to possible redemption	3,430,228	27,500,000	3,430,228	27,500,000
Basic and diluted net (loss) income per share – Class A common stock subject to possible redemption	$(0.30)	$0.11	$(0.41)	$0.18
Weighted average shares outstanding, basic and diluted – Class B common stock	6,875,000	6,875,000	6,875,000	6,875,000
Basic and diluted net (loss) income per common stock – Class B common stock	$(0.30)	$0.11	$(0.41)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	6,875,000	$688	$—	$(20,692,017)	$(20,691,329)
Accretion of Class A common stock subject to possible redemption (as restated)	—	—	—	(914,734)	(914,734)
Proceeds received in excess of initial fair value of Convertible Promissory Note - Shares at initial borrowing (as restated)	—	—	—	—	—
Net loss (as restated)	—	—	—	(1,118,413)	(1,118,413)
Balance as of March 31, 2023- As Restated (unaudited)	6,875,000	688	—	(22,725,164)	(22,724,476)
Accretion of Class A common stock subject to possible redemption	—	—	—	(1,094,268)	(1,094,268)
Net loss	—	—	—	(3,094,848)	(3,094,848)
Balance as of June 30, 2023 (unaudited)	6,875,000	$688	$—	$(26,914,280)	$(26,913,592)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,875,000	$688	$—	$(25,398,143)	$(25,397,455)
Net income	—	—	—	2,168,969	2,168,969
Balance as of March 31, 2022 (unaudited)	6,875,000	$688	$—	$(23,229,174)	$(23,228,486)
Accretion for Class A common stock to redemption amount	—	—	—	(72,552)	(72,552)
Net income	—	—	—	3,943,555	3,943,555
Balance as of June 30, 2022 (unaudited)	6,875,000	$688	$—	$(19,358,171)	$(19,357,483)

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,213,261)	$6,112,524
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(618,235)	(405,297)
Unrealized gain on change in fair value of warrants	(4,638,051)	(7,719,927)
Unrealized gain on change in fair value of convertible working capital note – related party	(679,051)	-
Changes in operating assets and liabilities:
Prepaid expenses	(302,470)	73,397
Income tax payable	(720,335)	49,066
Due to related party	-	(326)
Accounts payable and accrued expenses	2,597,413	560,081
Net cash used in operating activities	(8,573,990)	(1,330,482)

Cash Flows from Investing Activities:
Extension payments deposited into trust account	(1,650,000)	-
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	154,709	-
Net cash used in investing activities	(1,495,291)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	9,500,000	-
Net cash provided by financing activities	9,500,000	-

Net Change in Cash	(569,281)	(1,330,482)
Cash – Beginning of period	770,820	1,508,283
Cash – End of period	$201,539	$177,801

Supplemental cash flow information:
Cash paid for income taxes	$960,049	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

26 CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from August 24, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is 26 Capital Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on January 14, 2021 (the “Effective Date”). On January 20, 2021, the Company consummated the IPO of 27,500,000 units (including 3,500,000 units subject to the underwriters’ over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000, which is discussed in Note 4.

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

On November 22, 2022, the Company filed a definitive proxy statement for a special meeting of stockholders (the “Meeting”), to, among other things, approve proposals to amend the Company’s charter and trust agreement to extend the date by which the Company would be required to consummate a business combination from January 20, 2023 to October 20, 2023 (the “Extension”). On December 20, 2022, the Extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the Extension, holders of 24,069,772 shares of Class A common stock elected to redeem their shares for a total of $242,864,992. After the redemption the Company has outstanding 3,430,228 shares of Class A common stock subject to possible redemption.

In connection with the Extension, the Company has agreed to make monthly extension payments into the Trust Account in the amount of $275,000. During the three and six months ended June 30, 2023, the Company deposited $825,000 and $1,650,000, respectively, into the Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $201,539 in its operating bank account and working capital deficit of $15,812,741.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. As of June 30, 2023, $730,130 is outstanding under the loan ($1,500,000 principal balance and $769,870 adjustment for fair value of the working capital loan as of June 30, 2023).

On January 5, 2023 and March 30, 2023, the Company issued unsecured convertible promissory notes (the “Convertible Promissory Notes - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Notes – Shares shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement (as defined below) other than those conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the UEI Merger and Share Acquisition Agreement) (such date, the “Pre-Closing Satisfaction Date”) and (b) the date that the winding up of the Company is effective. The Convertible Promissory Notes - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As of June 30, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, no further borrowings are available under the Convertible Promissory Notes – Shares.

On April 28, 2023, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note 2 - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $4,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Promissory Note 2 – Shares shall be made at the sole discretion of the Sponsor. The Convertible Promissory Note 2 - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date and (b) the date that the winding up of the Company is effective. The Convertible Promissory Note 2 - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $4,000,000 is outstanding under the Convertible Promissory Note 2 – Shares, no further borrowings are available under the Convertible Promissory Note 2 – Shares.

On June 29, 2023, the Company issued a secured convertible promissory note (the “Secured Convertible Promissory Note – Shares,” and collectively with the Convertible Promissory Notes – Shares and the Convertible Promissory Note 2 – Shares, the “Convertible Promissory Notes – Shares – Related Party”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Secured Convertible Promissory Note - Shares shall be made at the sole discretion of the Sponsor. The Secured Convertible Promissory Note - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date, (b) the date that the winding up of the Company is effective and (c) the one year anniversary of the issuance of the Secured Convertible Promissory Note - Shares. The Secured Convertible Promissory Note - Shares is secured by all of the assets of the Company except for the Trust Account, any funds, monies, or other property on deposit in the Trust Account, or any right, title, interest, or claim in or to any distribution from the Trust Account. The Secured Convertible Promissory Note - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $500,000 has been borrowed against Secured Convertible Promissory Note - Shares, with $1,500,000 remaining available for borrowings.

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

Management plans to address this uncertainty through the Business Combination as discussed under Note 8. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period.

Note 2 — Restatement to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and six months ended June 30, 2023, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s Convertible Promissory Notes – Shares – Related Party issued during the three months ended March 31, 2023. The fair value of the note was significantly below par value at initial borrowing, which resulted in an offsetting entry to additional paid in capital, further recording to additional paid in capital would be precluded under the related party guidance precludes the fair value option. The proper treatment is to analyze the Convertible Promissory Notes – Shares – Related Party under ASC 815 and results in no bifurcation of a derivative. Upon further analysis there would be a contingent beneficial conversion feature that would be recognized once the contingency is resolved. As such the Convertible promissory notes – shares – related party should have been booked at par value. The Company did determine this error was material to the Form 10Q for the three months ended March 31, 2023. The below tables represent the impacts and adjustments to the financial statements:

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Balance sheet as of March 31, 2023
Convertible promissory notes – shares – related party	$2,440,294	$2,559,706	$5,000,000
Additional Paid in Capital	$1,219,483	$(1,219,483)	$-
Accumulated Deficit	$(21,384,941)	$(1,340,223)	$(22,725,164)
Total Liabilities	$21,763,383	$2,559,706	$24,323,089
Total Stockholders’ Deficit	$(20,164,770)	$(2,559,706)	$(22,724,476)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2023
Unrealized (loss) gain on change in fair value of Convertible Note	$1,102,585	$(425,489)	$677,096
Total other income (expense)	$6,846,150	$(425,489)	$6,420,661
Income before provision for income taxes	$(526,235)	$(425,489)	$(951,724)
Net loss	$(692,924)	$(425,489)	$(1,118,413)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2023
Proceeds received in excess of initial fair value of Convertible Promissory Note	$2,134,217	$(2,134,217)	$-
Net loss	$(692,924)	$(425,489)	$(1,118,413)
Accretion for Class A common stock to redemption amount- Additional Paid in Capital	$(914,734)	$914,734	$-
Accumulated Deficit	$(21,384,941)	$(1,340,223)	$(22,725,164)
Total Stockholders’ Deficit	$(20,164,770)	$(2,559,706)	$(22,724,476)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023
Net loss	$(692,924)	$(425,489)	$(1,118,413)
Unrealized gain on change in fair value of convertible working capital note – related party and Convertible promissory note	$(1,102,585)	$425,489	$(677,096)

Non Cash:
Proceeds received in excess of initial fair value of Convertible Promissory Note - Shares at initial borrowing	$2,134,217	$(2,134,217)	$-

Additionally, due the recording of the change in fair value of the Convertible Promissory Notes – Shares – Related Party earnings per share was impacted. The impacts to earnings per share are shown below:

	As previously Reported	Adjustments	As Restated
Earnings per Share for the Three Months Ended March 31, 2023
Weighted average shares outstanding, Class A common stock	3,430,228	-	3,430,228
Basic and diluted net loss per share, Class A common stock	$(0.07)	$(0.04)	$(0.11)
Weighted average shares outstanding, Class B common stock	6,875,000	-	6,875,000
Basic and diluted net loss per share, Class B common stock	$(0.07)	$(0.04)	$(0.11)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulation of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. A few of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of warrant liabilities and fair value of the Convertible Working Capital Loan.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the Trust Account held $36,820,259 and $34,706,732 in cash and treasury funds, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income (expenses) income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. On December 20, 2022, the Extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the Extension, 24,069,772 holders of Class A common stock elected to redeem their shares for a total of $242,864,992. After the redemption, the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Convertible Working Capital Loan

The Company has elected the fair value option to account for the Working Capital Loan with the Sponsor as defined and more fully described in Note 6. As a result of applying the fair value option, the Company records each draw at fair value with a gain recorded to the condensed statement of operations or loss recorded to additional paid-in capital which is recognized at issuance (see Note 7), and subsequent changes in fair value are recorded as change in fair value of convertible working capital note on the condensed statements of operations. The fair value option was evaluated and deemed appropriate based on the fair value of the initial borrowing . The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Convertible Promissory Notes – Shares- Related Party

The Company analyzed the Convertible Promissory Notes – Shares - Related Party to assess if the fair value option was appropriate, due to fair value of the note being significantly below par value at initial borrowing, which results in an offsetting entry to additional paid in capital which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company analyzed the Convertible Promissory Notes – Shares – Related Party under ASC 815 and results in no bifurcation of a derivative due to the conversion feature impacting equity. Additionally, there is a contingent beneficial conversion feature that would be recognized once the contingency is resolved and does meet the scope exception under ASC 815, as such bifurcation is not required.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$275,000,000
Less:
Class A common stock redemption	(242,864,992)
Add:
Accretion of carrying value to redemption value	2,552,756
Class A common stock subject to possible redemption, December 31, 2022	$34,687,764
Add:
Accretion of carrying value to redemption value	914,734
Class A common stock subject to possible redemption, March 31, 2023	$35,602,498
Add:
Accretion of carrying value to redemption value	1,094,268
Class A common stock subject to possible redemption, June 30, 2023	$36,696,766

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260 “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) the IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,250,000 shares of Class A common stock in the aggregate. As of June 30, 2023, and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,030,160)	$(2,064,688)	$3,154,844	$788,711
Denominator:
Weighted-average shares outstanding	3,430,228	6,875,000	27,500,000	6,875,000
Basic and diluted net (loss) income per share	$(0.30)	$(0.30)	$0.11	$0.11

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,402,438)	$(2,810,823)	$4,890,019	$1,222,505
Denominator:
Weighted-average shares outstanding	3,430,228	6,875,000	27,500,000	6,875,000
Basic and diluted net (loss) income per share	$(0.41)	$(0.41)	$0.18	$0.18

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 2.42% and 0.8% for the three months ended June 30, 2023 and 2022, respectively, (6.03)% and 0.8% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The funds in the Company’s operating account and the Trust Account are held in banks or other financial institutions. The Company’s cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance, or other adverse developments occur with respect to the banks or other financial institutions that hold the Company’s funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the Company’s liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although the Company did not have any funds in Silicon Valley Bank or other institutions that have been closed, including Signature Bank and First Republic Bank, the Company cannot guarantee that the banks or other financial institutions that hold its funds will not experience similar issues.

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

Litigation Regarding UEI Merger and Share Acquisition Agreement

On February 2, 2023, the Company commenced an action against the UEI Parties (the “Delaware Action”) by filing a complaint (the “Complaint”) in the Delaware Court of Chancery (the “Delaware Court”). Specifically, the Complaint seeks a grant of specific performance ordering the UEI Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEI Parties filed an answer (the “Answer”) with affirmative defenses to the Complaint in the Delaware Action. The UEI Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEI Parties filed amendments to their counterclaims (the “Amended Counterclaims”) which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEI Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, the Company filed a response to the Amended Counterclaims, in which it asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEI Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEI Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. On June 30, 2023, the UEI Parties purported to terminate the merger agreement. A trial was held from July 10-14, 2023, which will resolve the specific performance issue. The parties have filed post-trial briefing and await a decision. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2023.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which are only in direct U.S. government treasury obligations. As of June 30, 2023 and December 31, 2022, $36,820,259 and $34,706,732, respectively, of the IPO proceeds were held in the Trust Account.

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

Promissory Note — Related Party

On August 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. On January 20, 2021, the Company repaid $275,000 to the Sponsor. The facility is no longer available to the Company. As of June 30, 2023 and December 31, 2022, there were no outstanding amounts due under the promissory note.

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

On December 8, 2021, the Company received $1,500,000 from the Sponsor in a Working Capital Loan. This Working Capital Loan was valued using the fair value method. The fair value of the note as of December 8, 2021 and December 31, 2021 was $1,500,000. The fair value of the note as of June 30, 2023 and December 31, 2022 was $730,130 and $1,409,181, respectively (see Note 7).

Convertible Promissory Notes – Shares - Related Party

On January 5, 2023 and March 30, 2023, the Company issued the Convertible Promissory Notes - Shares to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the UEI Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. The Convertible Promissory Notes - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As such, the Company analyzed the Convertible Promissory Notes – Shares – Related Party under ASC 815 and results in no bifurcation of a derivative due to the conversion feature impacting equity. Additionally, there is a contingent beneficial conversion feature that would be recognized once the contingency is resolved. As of June 30, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, and no further borrowings are available under the Convertible Promissory Notes – Shares.

On April 28, 2023, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note 2 - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $4,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Promissory Note 2 – Shares shall be made at the sole discretion of the Sponsor. The Convertible Promissory Note 2 - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date and (b) the date that the winding up of the Company is effective. The Convertible Promissory Note 2 - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. The Convertible Promissory Note 2 – Shares were analyzed under ASC 815 and does meet the scope exception under ASC 815, as such bifurcation was not required. As of June 30, 2023, $4,000,000 is outstanding under the Convertible Promissory Note 2 – Shares, no further borrowings are available under the Convertible Promissory Note 2 – Shares.

On June 29, 2023, the Company issued a secured convertible promissory note (the “Secured Convertible Promissory Note - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Secured Convertible Promissory Note - Shares shall be made at the sole discretion of the Sponsor. The Secured Convertible Promissory Note - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date, (b) the date that the winding up of the Company is effective and (c) the one year anniversary of the issuance of the Secured Convertible Promissory Note - Shares. The Secured Convertible Promissory Note - Shares is secured by all of the assets of the Company except for the Trust Account, any funds, monies, or other property on deposit in the Trust Account, or any right, title, interest, or claim in or to any distribution from the Trust Account. The Secured Convertible Promissory Note - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. The Convertible Promissory Note 2 – Shares were analyzed under ASC 815 and does meet the scope exception under ASC 815, as such bifurcation was not required. As of June 30, 2023, $500,000 has been borrowed against Secured Convertible Promissory Note - Shares, with $1,500,000 remaining available for borrowings.

Administrative Service Fee

The Company has agreed to pay its Sponsor, commencing on January 14, 2021, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023 and 2022, the Company has incurred $30,000 and $60,000, and $30,000 and $60,000 for these services, respectively, of which $90,000 and $0 are recorded on the condensed balance sheets in accounts payable and accrued expenses, respectively.

Note 7 — Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account	$36,820,259	$36,820,259	$-	$-
Liabilities:
Convertible Working Capital Loan – related party	$730,130	$-	$-	$730,130
Warrant Liability- Public	$907,500	$907,500	$-	$-
Warrant Liability- Private Placement	$524,070	$-	$-	$524,070

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$34,706,732	$34,706,732	$—	$—
Liabilities:
Convertible Working Capital Loan – related party	$1,409,181	$—	$—	$1,409,181
Warrant Liability- Public	$3,850,000	$3,850,000	$—	$—
Warrant Liability- Private Placement	$2,219,621	$—	$—	$2,219,621

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

Subsequent Measurement — Public Warrants

The Public Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants until December 31, 2022 were classified as Level 1 due to the use of an observable market quote in an active market. At June 30, 2023, the Public Warrants were transferred to a Level 1 from a Level 2 due to sufficient trade volume.

As of June 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $907,500 and $3,850,000, respectively.

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

Subsequent Measurement – Private Placement Warrants

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2023 and December 31, 2022:

Input	June 30, 2023	December 31, 2022
Expected term (years)	1.05	0.7
Expected volatility	2.5%	18.6%
Risk-free interest rate	5.37%	4.75%
Fair value of the common stock price	$10.76	$10.14

The following tables set forth a summary of the changes in the fair value of the warrant liability for the six months ended June 30, 2023 and 2022:

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2022	$2,219,621	$3,850,000	$6,069,621
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended March 31, 2023	(1,983,514)	(3,470,500)	(5,454,014)
Fair value as of March 31, 2023	236,107	379,500	615,607
Revaluation of warrant liability included in other expense within the condensed statement of operations for the three months ended June 30, 2023	287,963	528,000	815,963
Fair value as of June 30, 2023	$524,070	$907,500	$1,431,570

	Private Placement Warrant	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$5,103,769	$9,073,625	$14,177,394
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended March 31, 2022	(1,101,131)	(1,969,000)	(3,070,131)
Fair value as of March 31, 2022	4,002,638	7,104,625	11,107,263
Revaluation of warrant liability included in other expense within the condensed statements of operations for the three months ended June 30, 2022	(1,670,171)	(2,979,625)	(4,649,796)
Fair value as of June 30, 2022	$2,332,467	4,125,000	6,457,467

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

The estimated fair value of the Convertible Working Capital Loan was based on the following significant inputs:

	June 30, 2023	December 31, 2022
Risk-free interest rate	5.47%	4.43%
Weighted time to conversion (in years)	5.50	0.26
Expected volatility	2.5%	13.00%
Fair value of the common stock price	$10.76	$10.14

The following tables present the changes in the fair value of the Level 3 Convertible Working Capital Loan during the three and six months ended June 30, 2023 and 2022:

Fair value as of December 31, 2022	$1,409,181
Change in fair value	(677,096)
Fair value as of March 31, 2023	732,085
Change in fair value	1,955
Fair value as of June 30, 2023	$730,130

Fair value as of December 31, 2021	$1,500,000
Change in fair value	—
Fair value as of March 31, 2022	1,500,000
Change in fair value	—
Fair value as of June 30, 2022	$1,500,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 and 2022 for the Convertible Working Capital Loan.

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

UEI Merger and Share Acquisition Agreement

On October 15, 2021, the Company entered into an Agreement and Plan of Merger and Share Acquisition (the “UEI Merger and Share Acquisition Agreement”) with Tiger Resort Asia Ltd., a Hong Kong private limited company (“TRA”), Tiger Resort, Leisure and Entertainment Inc., a Philippine corporation (“TRLEI”), Okada Manila International Inc., a Philippine corporation which subsequently changed its name to UE Resorts International, Inc. (“UERI”), and Project Tiger Merger Sub, Inc., a Delaware corporation (“Merger Sub” and with TRA, TRLEI, and UERI, the “UEI Parties”). On February 15, 2022, the Company and the UEI parties entered into Amendment No. 1 to the UEI Merger and Share Acquisition Agreement. On March 30, 2022, the Company and the UEI parties entered into Amendment No. 2 to the UEI Merger and Share Acquisition Agreement. On June 28, 2022, and September 29, 2022, the Company and TRA entered into letter agreements that waived certain termination rights under the UEI Merger and Share Acquisition Agreement.

The UEI Merger and Share Acquisition Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the UEI Merger and Share Acquisition Agreement, the “Transactions”), following the Reorganization and the Subscription (each as defined below) (collectively, the “UEI Business Combination”):

(a)	at the closing of the transactions contemplated by the UEI Merger and Share Acquisition Agreement (the “Closing”), Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly owned subsidiary of UERI (the “Merger”); and

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

Prior to the Closing, TRA will effect a reorganization of parts of its business (the “Reorganization”) in accordance with the UEI Merger and Share Acquisition Agreement. Pursuant to the Reorganization, among other matters, UERI will become a direct subsidiary of TRA, TRLEI will become a wholly owned direct subsidiary of UERI, and intercompany receivables (other than ordinary course trade receivables) due from TRLEI to TRA and certain of its affiliates will be contributed to UERI. The parties currently anticipate that the transaction will close prior to the resolution of all tax issues related to the Reorganization, which may result in UERI possessing only contractual rights over the shares of TRLEI for a period of time.

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

The Transactions are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) the absence of any order by a governmental authority of competent jurisdiction preventing the consummation of the Transactions, (b) the approval of the Merger, the Subscription and related matters by the stockholders of the Company, (c) the effectiveness of the registration statement filed by UERI with the SEC in connection with the Transactions, (d) the receipt of approval for listing of UERI’s common shares on NASDAQ, (e) the completion of the Reorganization, (f) the amendment of UERI’s organizational documents in accordance with the UEI Merger and Share Acquisition Agreement, and (g) the dividend to fund the Subscription shall have been declared, or alternative financing for the Subscription arranged.

The UEI Merger and Share Acquisition Agreement may be terminated at any time prior to the Closing (a) by mutual written consent of the parties, (b) by either the Company or the UEI Parties in certain other circumstances set forth in the UEI Merger and Share Acquisition Agreement, including, a breach by the other party or parties of their representations and warranties or covenants that would prevent the satisfaction of certain closing conditions, and (c) by either the Company or the UEI Parties (i) if any governmental authority shall have issued an order preventing consummation of the Transactions, (ii) in the event the Closing does not occur by July 1, 2022, and (iii) stockholders of the Company do not approve the Transactions as outlined in the UEI Merger and Share Acquisition Agreement. On June 28, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the UEI Merger and Share Acquisition Agreement until October 1, 2022. On September 29, 2022, the Company and TRA entered into a letter agreement that waived certain termination rights under the UEI Merger and Share Acquisition Agreement until October 1, 2023.

On June 30, 2023, the Company received a notice of purported termination of the UEI Merger and Share Acquisition Agreement (the “Notice”) from the UEI Parties, which notice the Company maintains as baseless.

Refer to Form 8-K filings for more information on the proposed Business Combination.

Legal Proceedings

On February 2, 2023, we commenced the Delaware Action by filing the Complaint in the Delaware Court. Specifically, the Complaint seeks a grant of specific performance ordering the UEI Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEI Parties filed the Answer with affirmative defenses to the Complaint in the Delaware Action. The UEI Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEI Parties filed the Amended Counterclaims which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEI Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, the Company filed a response to the Amended Counterclaims, in which it asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEI Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEI Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. On June 30, 2023, the UEI Parties purported to terminate the merger agreement. A trial was held from July 10-14, 2023, which will resolve the specific performance issue. The parties have filed post-trial briefing and await a decision. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

We believe that our causes of action are meritorious, that the UEI Parties are obligated to perform under the UEI Merger and Share Acquisition Agreement until a decision in the Delaware Action is rendered, and that the Delaware Court will ultimately issue an order affirming the same. Further, we believe that we have meritorious defenses to the Amended Counterclaims and we have and will continue to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that either a judgment for one or more of the UEI Parties or any other outcome in the Delaware Action would not have a material adverse effect on the Company.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 3,430,228 shares of Class A common stock subject to possible redemption, respectively. On December 20, 2022, the Extension was approved to extend the business combination period from January 20, 2023 to October 20, 2023. In connection with the Extension, 24,069,772 holders of Class A common stock elected to redeem their shares. After the redemption, the Company has 3,430,228 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. In January 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 6,900,000 founder shares outstanding and held by the Sponsor (up to 900,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full). On January 20, 2021, the Sponsor forfeited 25,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 30, 2023 and December 31, 2022, there were 6,875,000 Class B common stock issued and outstanding.

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

On July 20, 2023, in connection with the Extension, the Company deposited $275,000 into the Trust Account.

On August 2 2023, the Company issued a convertible promissory notes (the “Convertible Promissory Note 3 - Shares”) to Spring Owl Asset Management LLC, an affiliate of the Sponsor (“Spring Owl”), pursuant to which the Company may borrow up to an aggregate maximum amount of $1,000,000 on such convertible promissory notes from Spring Owl to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Promissory Note 3 – Shares shall be made at the sole discretion of Spring Owl. The Convertible Promissory Note 3 - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date and (b) the date that the winding up of the Company is effective. The Convertible Promissory Note 3 - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 3 - Shares to an account designated for the benefit of Spring Owl, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 3 - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) the average closing price of the Class A Common Stock for the 30 consecutive trading days immediately preceding the Pre-Closing Satisfaction Date. On July 19, 2023, July 25, 2023, August 3, 2023 and August 8, 2023, the Company borrowed $200,000, $150,000, $110,000 and $100,000, respectively, available to it under the Convertible Note.

On August 8, 2023, the Company entered into an amendment (the “Amendment”) of the existing Secured Convertible Promissory Note – Shares, pursuant to which, the parties agreed to amend the Secured Convertible Promissory Note – Shares by terminating the remaining $700,000 of undrawn amounts available to the Company to borrow under the Secured Convertible Promissory Note – Shares. Accordingly, pursuant to the Amendment, no additional amounts may be borrowed by the Company under the Secured Convertible Promissory Note – Shares beyond the $1,300,000 borrowed prior to date of the Amendment.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Report”), including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Developments

On April 28, 2023, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note 2 - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $4,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Promissory Note 2 – Shares shall be made at the sole discretion of the Sponsor. The Convertible Promissory Note 2 - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date and (b) the date that the winding up of the Company is effective. The Convertible Promissory Note 2 - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $4,000,000 is outstanding under the Convertible Promissory Note 2 – Shares, no further borrowings are available under the Convertible Promissory Note 2 – Shares.

On June 29, 2023, the Company issued a secured convertible promissory note (the “Secured Convertible Promissory Note - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Secured Convertible Promissory Note - Shares shall be made at the sole discretion of the Sponsor. The Secured Convertible Promissory Note - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date, (b) the date that the winding up of the Company is effective and (c) the one year anniversary of the issuance of the Secured Convertible Promissory Note - Shares. The Secured Convertible Promissory Note - Shares is secured by all of the assets of the Company except for the Trust Account, any funds, monies, or other property on deposit in the Trust Account, or any right, title, interest, or claim in or to any distribution from the Trust Account. The Secured Convertible Promissory Note - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $500,000 has been borrowed against Secured Convertible Promissory Note - Shares, with $1,500,000 remaining available for borrowings.

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

We have incurred and expect to continue to incur significant costs in the pursuit of the UEI Business Combination. We cannot assure you that our plans to raise capital or to complete the UEI Business Combination will be successful. For a full description of the UEI Merger and Share Acquisition Agreement and the proposed UEI Business Combination refer to Form 8-K filings on the proposed Business Combination.

Extension

We originally had up to 24 months from the closing of our initial public offering, or until January 20, 2023, to consummate an initial business combination. However, at the 2022 Special Meeting held on December 14, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from January 20, 2023 to October 20, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension, stockholders holding 24,069,772 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $242.8 million, or approximately $10.08 per share to such redeeming stockholders. After such redemptions, as of June 30, 2023 and December 31, 2022, we had 3,430,228 shares of Class A common stock subject to possible redemption.

In connection with the Extension, the Company has agreed to make monthly Extension payments into the Trust Account in the amount of $275,000. During the three and six months ended June 30, 2023, the Company deposited $825,000 and $1,650,000 into the Trust Account, respectively.

Results of Operations

Our entire activity since inception up to June 30, 2023 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had a net loss of $3,094,848 which was comprised of formation and operating costs of $2,536,499, unrealized loss on change in fair value of warrants of $815,963, and provision for income tax of $73,025, offset by interest income of $328,684 from cash and investments held in our Trust Account and unrealized gain on the change in fair value of the convertible working capital note of $1,955.

For the six months ended June 30, 2023, we had a net loss of $4,213,261 which was comprised of formation and operating costs of $9,908,884 and provision for income tax of $239,714, offset by unrealized gain on change in fair value of warrants of $4,638,051, interest income of $618,235 from cash and investments held in our Trust Account and unrealized gain on the change in fair value of the convertible working capital note of $679,051.

For the three months ended June 30, 2022, we had a net income of $3,943,555 which was comprised of unrealized gain on change in fair value of warrants of $4,649,796, and interest income of $383,859 from investments held in our Trust Account, offset by formation and operating costs of $1,041,034 and provision for income tax of $49,066.

For the six months ended June 30, 2022, we had a net income of $6,112,524 which was comprised of unrealized gain on change in fair value of warrants of $7,719,927, and interest income of $405,297 from investments held in our Trust Account, offset by formation and operating costs of $1,963,634 and provision for income tax of $49,066.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $201,539 in its operating bank account and working capital deficit of $15,812,741.

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

On January 5, 2023 and March 30, 2023, the Company issued an unsecured convertible promissory notes (the “Convertible Promissory Notes - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,500,000 on each Convertible Promissory Notes - Shares from the Sponsor to pay fees and expenses and for other general corporate purposes, for a total available amount of $5,000,000. Any advances under the Convertible Note shall be made at the sole discretion of the Sponsor. The Convertible Promissory Notes - Shares mature upon the earlier of (a) the satisfaction of all conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement other than those conditions set forth in Article 7 of the UEI Merger and Share Acquisition Agreement that by their nature cannot be satisfied other than at the Closing (as defined in the UEI Merger and Share Acquisition Agreement) and (b) the date that the winding up of the Company is effective. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Notes - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Notes - Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to (i) portion of the principal amount of the Convertible Promissory Notes - Shares being converted divided by (ii) $2.50, rounded up to the nearest whole number; provided that the holder of the Convertible Promissory Notes - Shares shall not be entitled to receive more than 2,000,000 shares of common stock in the aggregate on account of (1) both Convertible Promissory Notes – Shares (i.e., 2,000,000 shares issuable in the aggregate in connection with both Convertible Promissory Notes – Shares) and (2) the conversion of any other note or other equity issuance made after March 30, 2023 in connection with the ongoing funding of the Company. As of June 30, 2023, $5,000,000 is outstanding under the Convertible Promissory Notes – Shares, no further borrowings are available under the Convertible Promissory Notes – Shares.

On April 28, 2023, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note 2 - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $4,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Convertible Promissory Note 2 – Shares shall be made at the sole discretion of the Sponsor. The Convertible Promissory Note 2 - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date and (b) the date that the winding up of the Company is effective. The Convertible Promissory Note 2 - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $4,000,000 is outstanding under the Convertible Promissory Note 2 – Shares, no further borrowings are available under the Convertible Promissory Note 2 – Shares.

On June 29, 2023, the Company issued a secured convertible promissory note (the “Secured Convertible Promissory Note - Shares”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate maximum amount of $2,000,000 from the Sponsor to pay fees and expenses and for other general corporate purposes. Any advances under the Secured Convertible Promissory Note - Shares shall be made at the sole discretion of the Sponsor. The Secured Convertible Promissory Note - Shares matures upon the earlier of (a) the Pre-Closing Satisfaction Date, (b) the date that the winding up of the Company is effective and (c) the one year anniversary of the issuance of the Secured Convertible Promissory Note - Shares. The Secured Convertible Promissory Note - Shares is secured by all of the assets of the Company except for the Trust Account, any funds, monies, or other property on deposit in the Trust Account, or any right, title, interest, or claim in or to any distribution from the Trust Account. The Secured Convertible Promissory Note - Shares does not bear interest. Subject to the prior receipt of stockholder approval, and provided that the Company has not deposited an amount equal to the unpaid principal of the advances outstanding under the Convertible Promissory Note 2 - Shares to an account designated for the benefit of the Sponsor, then upon the occurrence of the Pre-Closing Satisfaction Date, the unpaid principal amount of advances under the Convertible Promissory Note 2- Shares will convert into a number of shares of Class A common stock at a conversion price per share equal to equal to (x) the portion of the principal amount of the promissory note being converted, divided by (y) the average closing price of the Class A Common Stock for the 30 consecutive Trading Days immediately preceding the Pre-Closing Satisfaction Date, rounded up to the nearest whole number. As of June 30, 2023, $500,000 has been borrowed against Secured Convertible Promissory Note 2 - Shares, with $1,500,000 remaining available for borrowings.

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

Critical Accounting Estimates

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

We have identified the following as our critical accounting estimates:

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities” (“ASC 480-10-S99”). Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.

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

Convertible Working Capital Loan

The Company has elected the fair value option to account for the Working Capital Loan with the Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain recorded to the condensed statement of operations or loss recorded to additional paid-in capital which is recognized at issuance (see Note 6), and subsequent changes in fair value are recorded as change in the fair value of unrealized gain on change in fair value of convertible notes on the condensed statements of operations. The fair value option was evaluated and deemed appropriate based on the fair value of the initial borrowing not resulting in a substantial premium or an initial entry to equity, which precludes the use of the fair value option with a related party. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Convertible Promissory Notes – Shares- Related Party

The Company analyzed the Convertible Promissory Notes – Shares - Related Party to assess if the fair value option was appropriate, due to fair value of the note being significantly below par value at initial borrowing, which results in an offsetting entry to additional paid in capital which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company analyzed the Convertible Promissory Notes – Shares – Related under ASC 815 and results in no bifurcation of a derivative due to the conversion feature impacting equity. Additionally, there is a contingent beneficial conversion feature that would be recognized once the contingency is resolved and does meet the scope exception under ASC 815, as such bifurcation is not required.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Net (Loss) Income Per Share of Common Stock

We have two classes of stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 21,250,000 shares of potential common stock for outstanding warrants to purchase our common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in accounting for complex financial instruments as it related to the accounting for the Company’s warrants, temporary equity, and the convertible note that resulted in the restatement of the three months ended March 31, 2023 as restated in this filing.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 2, 2023, we commenced the Delaware Action by filing the Complaint in the Delaware Court. Specifically, the Complaint seeks a grant of specific performance ordering the UEI Parties to specifically perform their obligations under the UEI Merger and Share Acquisition Agreement, including using reasonable best efforts to consummate the UEI Business Combination in accordance with the terms of the UEI Merger and Share Acquisition Agreement.

On February 20, 2023, the UEI Parties filed the Answer with affirmative defenses to the Complaint in the Delaware Action. The UEI Parties also asserted several counterclaims against the Company seeking declaratory relief for alleged breaches of the UEI Merger and Share Acquisition Agreement by the Company and recessionary damages. On March 3, 2023, the UEI Parties filed the Amended Counterclaims which, among other things, amends the prayer for relief set forth in the Answer to clarify that the UEI Parties seek an order terminating the UEI Merger and Share Acquisition Agreement. On March 9, 2023, the Company filed a response to the Amended Counterclaims, in which it asserted various affirmative defenses to the Amended Counterclaims. On April 24, 2023, the UEI Parties filed a motion to make additional amendments to their Amended Counterclaims, which amendments were granted by the Delaware Court on May 10, 2023, to add allegations that the Company materially breached section 6.16 of the Merger Agreement through failing to make reasonable best efforts to pursue a PIPE investment and Section 5.5 of the Merger Agreement through material omissions and misstatements in recent public filings, and that Company and the Sponsor fraudulently induced the UEI Parties into the October 15, 2021 Merger Agreement. Also, the Company Amended its Complaint on April 24, 2023 to clarify that it has an alternative claim for damages, in addition to its primary claim for specific performance of the merger agreement. On June 30, 2023, the UEI Parties purported to terminate the merger agreement. A trial was held from July 10-14, 2023, which will resolve the specific performance issue. The parties have filed post-trial briefing and await a decision. If that trial does not fully resolve all of the Parties’ claims, a second 1-2 day trial shall occur in September 2023 to address the alternative damages remedy.

We believe that our causes of action are meritorious, that the UEI Parties are obligated to perform under the UEI Merger and Share Acquisition Agreement until a decision in the Delaware Action is rendered, and that the Delaware Court will ultimately issue an order affirming the same. Further, we believe that we have meritorious defenses to the Amended Counterclaims and we have and will continue to vigorously contest them. Litigation, however, can be uncertain and there can be no assurance that either a judgment for one or more of the UEI Parties or any other outcome in the Delaware Action would not have a material adverse effect on the Company.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2021 and April 17, 2022, respectively, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2022 and March 31, 2023, as filed with the SEC on November 14, 2022 and May 15, 2023, respectively, and (iv) the Definitive Proxy Statement, as filed with the SEC on November 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to UERI and the UEI Business Combination, please see the UERI Registration Statement once filed.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of June 30, 2023 relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

26 CAPITAL ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Jason Ader
	Name:	Jason Ader
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ John K. Lewis
	Name:	John K. Lewis
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)